Form 10-Q
period 2025-06-30
CID Holdco, Inc.
filed 2025-08-20
CIK 2033770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-42711

CID HOLDCO, INC.
(Exact name of registrant as specified in its charter)

Delaware	99-2578850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5661 S Cameron St, Suite 100, Las Vegas, Nevada	89118
(Address of principal executive offices)	(Zip Code)

+1 (303) 332 4122

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value of $0.0001 per share	DAIC	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock at an exercise price of $11.50 per share	DAICW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the common stock of the registrant issued and outstanding as of August 19, 2025 was 27,636,939 shares of common stock.

CID HOLDCO, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements in this report other than historical facts are forward-looking and are based on current estimates, assumptions, trends, and projections. Statements which include the words “believes,” “seeks,” “expects,” “may,” “should,” “intends,” “likely,” “targets,” “plans,” “anticipates,” “estimates,” or the negative version of those words and similar expressions are intended to identify forward-looking statements. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those described in our the Registration Statement on Form S-4, filed with the U.S. Securities and Exchange Commission (“SEC”) on January 15, 2025 (as amended, the “Form S-4”) and as updated in the  Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 26, 2025 relating to the closing of our business combination with ShoulderUp Technology Acquisition Corp, a Delaware corporation, ShoulderUp Merger Sub, Inc., a Delaware corporation, SEI Merger Sub, Inc., a Delaware Corporation and SEE ID, Inc., a Nevada corporation (“Closing Form 8-K”) and in this Quarterly Report on Form 10-Q, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. You should pay particular attention to the important risk factors and cautionary statements described in the section of our Form S-4 and Closing Form 8-K respectively entitled “Risk Factors” and the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.” You should also carefully review the cautionary statements described in the other documents we file with the Securities and Exchange Commission, specifically the Annual Report on Form 10-K, all Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

You should not rely on forward-looking statements as predictions of future events, as we cannot guarantee that future results, levels of activity, performance or achievements will meet expectations. The forward-looking statements made herein are only made as of the date hereof, and we undertake no obligation to publicly update such forward-looking statements for any reason.

-ii-

PART 1 - FINANCIAL INFORMATION

Item 1. – Financial Statements (unaudited)

CID HOLDCO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$6,492,646	$721,032
Accounts receivable	15,935	50,264
Inventory	362,434	65,248
Prepaid expenses and other current assets	573,385	167,551
Total current assets	7,444,400	1,004,095
Noncurrent assets:
Property and equipment, net	113,385	11,286
Operating lease right-of-use assets (ROU)	769,087	307,892
Capitalized software development costs	2,397,994	1,761,396
Long-term assets	28,713	12,103
Total long-term assets	3,309,179	2,092,677
Total assets	$10,753,579	$3,096,772
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$229,413	$770,276
Accrued expenses	1,031,080	24,219
Accrued compensation	96,097	246,720
Accrued taxes	3,911,691	-
Deferred revenue, current portion	1,589,988	1,142,643
Operating lease liabilities, current portion	132,091	36,225
Total current liabilities	6,990,360	2,220,083
Long-term liabilities:
SAFE notes, net	-	23,334,626
Deferred revenue, net of current portion	1,374,250	1,570,572
Operating lease liabilities, net of current portion	649,718	265,413
Total long-term liabilities	2,023,968	25,170,611
Total liabilities	9,014,328	27,390,694
Shareholders’ equity (deficit)
Common stock, $0.0001 par value; 300,000,000 shares authorized; 27,636,939 and 12,210,718 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2,764	1,221
Additional paid-in capital	56,613,511	438,120
Accumulated deficit	(54,877,024)	(24,733,263)
Total shareholders’ equity (deficit)	1,739,251	(24,293,922)
Total liabilities and shareholders’ equity (deficit)	$10,753,579	$3,096,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

CID HOLDCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024 (As Restated)	2025	2024 (As Restated)
Revenue	$126,833	$23,442	$479,331	$101,995
Cost of goods sold	67,194	6,442	84,272	10,009
Gross profit	59,639	17,000	395,059	91,986
Operating expenses:
General and administrative	824,204	246,216	1,441,935	557,575
Research and development	181,641	152,467	575,505	273,313
Sales and marketing	770,247	730,620	1,452,996	1,124,586
Acquisition and integration	534,290	323,562	911,627	865,802
Depreciation and amortization	5,101	-	5,101	-
Total operating expenses	2,315,483	1,452,865	4,387,164	2,821,276
Loss from operations	(2,255,844)	(1,435,865)	(3,992,105)	(2,729,290)
Other expenses:
Interest expense	(168,763)	-	(328,763)	-
Change in fair value of SAFE notes	(17,980,118)	(660,755)	(17,368,415)	(13,462,710)
Transaction costs	(2,726,183)	-	(2,726,183)	-
Loss from extinguishment of debt	(5,728,295)	-	(5,728,295)	-
Total other expenses, net	(26,603,359)	(660,755)	,(26,151,656)	(13,462,710)
Loss before income taxes	(28,859,203)	(2,096,620)	(30,143,761)	(16,192,000)
Provision for income taxes	-	-	-	-
Net loss	$(28,859,203)	$(2,096,620)	$(30,143,761)	$(16,192,000)

Net loss per share
Basic and diluted	$(2.00)	$(0.17)	$(2.26)	$(1.35)
Weighted average number of shares
Basic and diluted	14,414,464	12,111,507	13,318,679	12,036,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

CID HOLDCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Legacy Common Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’ Equity
Three months ended June 30, 2025	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances as of March 31, 2025	108,975,000	$108,975	-	$-	$340,371	$(26,017,821)	$(25,568,475)
Retroactive application of recapitalization	(108,975,000)	(108,975)	12,210,718	1,221	107,754	-	-
Balances as of March 31, 2025, adjusted	-	-	12,210,718	1,221	448,125	(26,017,821)	(25,568,475)
Stock-based compensation	-	-	-	-	9,737	-	9,737
Reverse recapitalization transactions, net	-	-	15,426,221	1,543	56,155,649	-	56,157,192
Net loss	-	-	-	-	-	(28,859,203)	(28,859,203)
Balances as of June 30, 2025	-	$-	27,636,939	$2,764	$56,613,511	$(54,877,024)	$1,739,251

	Legacy Common Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’ Equity
Three months ended June 30, 2024 (As Restated)	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances as of March 31, 2024	108,975,000	$108,975	-	$-	$285,108	$(17,291,213)	$(16,897,130)
Retroactive application of recapitalization	(108,975,000)	(108,975)	12,210,718	1,221	107,754	-	-
Balances as of March 31, 2024, adjusted	-	-	12,210,718	1,221	392,862	(17,291,213)	(16,897,130)
Stock-based compensation	-	-	-	-	20,720	-	20,720
Net loss	-	-	-	-	-	(2,096,620)	(2,096,620)
Balances as of June 30, 2024	-	$-	12,210,718	$1,221	$413,582	$(19,387,833)	$(18,973,030)

	Legacy Common Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’ Equity
Six months ended June 30, 2025	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances as of December 31, 2024	108,975,000	$108,975	-	$-	$330,366	$(24,733,263)	$(24,293,922)
Retroactive application of recapitalization	(108,975,000)	(108,975)	12,210,718	1,221	107,754	-	-
Balances as of December 31, 2024, adjusted	-	-	12,210,718	1,221	438,120	(24,733,263)	(24,293,922)
Stock-based compensation	-	-	-	-	19,742	-	19,742
Reverse recapitalization transactions, net	-	-	15,426,221	1,543	56,155,649	-	56,157,192
Net loss	-	-	-	-	-	(30,143,761)	(30,143,761)
Balances as of June 30, 2025	-	$-	27,636,939	$2,764	$56,613,511	$(54,877,024)	$1,739,251

	Legacy Common Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’ Equity
Six months ended June 30, 2024 (As Restated)	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances as of December 31, 2023	108,975,000	$108,975	-	$-	$133,360	$(3,195,833)	$(2,953,498)
Retroactive application of recapitalization	(108,975,000)	(108,975)	12,208,851	1,221	107,754	-	-
Balances as of December 31, 2023, adjusted	-	-	12,208,851	1,221	241,114	(3,195,833)	(2,953,498)
Stock-based compensation	-	-	1,868	-	172,468	-	172,468
Net loss	-	-	-	-	-	(16,192,000)	(16,192,000)
Balances as of June 30, 2024	-	$-	12,210,718	$1,221	$413,582	$(19,387,833)	$(18,973,030)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CID HOLDCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2025	2024 (As Restated)
OPERATING ACTIVITIES
Net loss	$(30,143,761)	$(16,192,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,101	—
Change in fair value of SAFE notes	17,368,415	13,462,710
Transaction costs paid in shares	156,869	—
Stock-based compensation expense	19,742	172,468
Amortization of ROU assets	31,641	—
Loss on debt extinguishment	5,728,295	—
Operating lease payment	(51,642)	—
Interest expense	21,380	—
Reverse recapitalization transaction	(4,739,169)	—
Change in operating assets and liabilities:
Accounts receivable	34,328	(13,305)
Prepaid and other assets	(404,842)	144,895
Inventory	(297,186)	—
Accounts payable	(540,863)	74,088
Accrued expense	1,006,861	(5,192)
Accrued compensation	(150,623)	28,704
Accrued interest	280,000	—
Accrued taxes	3,911,691	—
Short-term debt, net	3,750,000	—
Deferred revenue	251,021	—
Net cash used in operating activities	(3,762,742)	(2,327,632)
INVESTING ACTIVITIES
Purchase of property and equipment	(107,200)	—
Capitalized software development costs	(636,598)	(361,862)
Net cash used in investing activities	(743,798)	(361,862)
FINANCING ACTIVITIES
Proceeds from issuance of bridge loans	500,000	3,134,500
Proceeds from issuance of SAFE notes	23,752	—
Repayment of bridge loans	(1,660,545)	—
Proceeds from PIPE investments	10,837,643	—
Purchase of common stock	(5,000,000)	—
Proceeds from Trust account	5,577,304	—
Net cash provided by financing activities	10,278,154	3,134,500
Net increase in cash during period	5,771,614	445,006
Cash, beginning of period	721,032	605,760
Cash, end of period	$6,492,646	$1,050,766
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
ROU asset obtained in exchange for lease liability	$482,227	$—
Conversion of SAFE notes to equity	$40,726,793	$—
Conversion of short-term debt to equity	$2,456,500	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CID HOLDCO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Company Information

Organization and nature of Operations

CID Holdco, Inc. (the “Company”, or “CID Holdco”, or “CID”), formerly known as SEE ID Inc., dba Dot AI (the “Legacy Company” or “SEE ID”), was incorporated in Delaware with its headquarters in Las Vegas, Nevada. The Company helps businesses transform their operations by optimizing safety, security and efficiency of operations through real-time tracking of resources. Through CID Holdco’s extensive research and development initiatives, CID Holdco’s main focus includes areas such as Industrial IoT, Indoor & Outdoor tracking with seamless transitions, Passive RFID (including Bluetooth and 5G), Collision Avoidance, real-time locating system, Dolly Management, and related supported software applications.

CID Holdco is the developer of an asset tracking platform intended to push the limits of near real-time precision-based location technology. CID Holdco’s platform leverages the technologies including the patented passive and active RFID tracking solutions, low power edge camera platforms utilizing artificial intelligence, enabling users to give accuracy to all mapping technologies in areas that are troublesome. Through its technological solutions, CID Holdco serves multiple industries including construction, military, mining, retail, warehousing and manufacturing.

In July 2024, the Legacy Company incorporated Dot Works, Inc. (“Dot Works”), a Puerto Rico corporation, as a wholly-owned subsidiary. Dot Works, based in Puerto Rico, serves as the primary manufacturing facility for Dot Ai, producing smart hardware devices and embedded technological components used in AI-driven enterprise solutions (ZIM Bridges and Smart Industrial TAGS). Activities include assembly, quality control, and packaging of proprietary systems.

On March 18, 2024, the Legacy Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among CID HoldCo, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of ShoulderUp Technology Acquisition Corp, a Delaware corporation (“SUAC” or “ShoulderUp”), ShoulderUp Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Holdings (“ShoulderUp Merger Sub”), SEI Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Holdings (“SEI Merger Sub” and together with ShoulderUp Merger Sub, the “Merger Subs”).

On June 18, 2025 (the “Closing Date” or “Closing”), the Company consummated the Business Combination transactions by and among the Company, SUAC, ShoulderUp Merger Sub, Inc., SEI Merger Sub, Inc., and SEE ID, Inc. Pursuant to the Business Combination Agreement, on the Closing Date, (i) ShoulderUp Merger Sub merged with and into SUAC (the “ShoulderUp Merger”), with SUAC surviving the ShoulderUp Merger as a wholly-owned subsidiary of the Company (“SUAC Surviving Company”); and (ii) simultaneously with the ShoulderUp Merger, SEI Merger Sub merged with and into SEE ID (“the SEE ID Merger”), with SEE ID surviving the SEE ID Merger as a wholly-owned subsidiary of the Company (the “Surviving Company”) (the ShoulderUp Merger and the SEE ID Merger, together the “Mergers” and together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

Pursuant to the Business Combination Agreement, on June 18, 2025, each of the following transactions occurred in the following order: (a) ShoulderUp Merger Sub merged with and into SUAC, with SUAC continuing as the surviving entity, and, in connection therewith, each ordinary share of SUAC issued and outstanding immediately prior to the Closing Date were be cancelled in exchange for the right of the holder thereof to receive, with respect to each ordinary share that is not redeemed or converted at Closing, one share of common stock of the Company (“Common Stock”); (b) SEI Merger Sub merged with and into SEE ID, with SEE ID continuing as the surviving entity, and, in connection therewith, (i) SEE ID common stocks issued and outstanding immediately prior to the Closing Date were cancelled in exchange for the right of the holders thereof to receive shares of Common Stock as set forth in the Business Combination Agreement and (ii) any convertible securities of SEE ID were converted; and (c) as a result of the Mergers, SUAC and SEE ID each became wholly owned subsidiaries of the Company, and the Company became a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the provisions of applicable law.

At Closing, Continental Stock Transfer & Trust Company (the “Transfer Agent”), SUAC and the Company entered into the Warrant Assumption and Assignment Agreement (the “Warrant Assumption Agreement”), pursuant to which, among other things, SUAC assigned to the Company all of SUAC’s right, title and interests, and the Company assumed all of SUAC’s liabilities and obligations under the certain Warrant Agreement, dated as of November 16, 2021, between SUAC and Continental Stock Transfer & Trust Company (the “Existing Warrant Agreement”). As a result, each Warrant automatically ceased to represent a right to acquire SUAC Class A Common Stock and instead represents a right to acquire shares of the Company’s Common Stock pursuant to the terms and conditions of the Existing Warrant Agreement (as amended by the Warrant Assumption Agreement). As such, the holders of each whole warrant to purchase SUTA Class A Common Stock received one warrant to purchase the Company’s Common Stock at an exercise price of $11.50 per share.

In connection with the Business Combination, CID Holdco filed a registration statement on Form S-4 (File No. 333-282600) (as amended, the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”). On June 18, 2025, the Registration Statement was declared effective by the SEC.

Liquidity and Going Concern

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern, which requires that management evaluate whether there are relevant conditions and events that in aggregate raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the condensed consolidated financial statements are issued. Under the guidance, the Company must first evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern (step 1). If the Company concludes substantial doubt is raised, management also is required to consider whether its plans alleviate that doubt (step 2).

The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. The preparation of these condensed consolidated financial statements does not include any adjustments that may result from the outcome of this uncertainty. The Company’s condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2025, the Company had $6,492,646 in cash, a working capital of $454,040 and accumulated deficit of $54,877,024. To date, the Company has funded its operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance and sale of equity securities, and subsequent to June 18, 2025 proceeds from the Business Combination. The Company expects to incur substantial operating losses for the next several years and have obtained additional near-term financing in order to continue its research and development activities.

On June 18, 2025, the Company entered into a share subscription line of credit agreement under which the Company can access up to $50,000,000 in aggregate proceeds (see Note 8) to fund its R&D activities and its operations.

If the Company is unable to obtain necessary funds through its business operations and the proceeds realized through the business combination, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these interim unaudited condensed consolidated financial statements are issued. The accompanying interim unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying interim condensed consolidated unaudited financial statements include the accounts of CID Holdco, and its wholly-owned subsidiaries, Dot Ai and Dot Works, which are collectively referred to as the “Company” in these condensed consolidated financial statements. All intercompany balances and transactions have been eliminated upon consolidation.

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), as determined by FASB through the ASC, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2024. The unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position, and its results of operations and cash flows for the reported periods, in accordance with US GAAP. The unaudited condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements, as allowed by the relevant U.S. Securities and Exchange Commission rules and regulations; however, the Company believes its disclosures are adequate to ensure the information presented is not misleading.

Accounting for the Business Combination

The Business Combination is accounted for as a reverse recapitalization, with ShoulderUp being treated as the acquired company and the Legacy Company treated as the accounting acquirer for financial reporting purposes. This accounting treatment is equivalent to the Legacy Company issuing stock for the net assets of ShoulderUp, accompanied by a recapitalization whereby no goodwill or other intangible assets are recorded. Operations prior to the Business Combination are presented as those of the Legacy Company and the accumulated deficit of the Legacy Company has been carried forward after Closing.

All periods prior to the Business Combination have been retrospectively adjusted to reflect the reverse recapitalization. In connection with the reverse recapitalization treatment of the Business Combination, all issued and outstanding securities of ShoulderUp upon Closing were treated as issuances of the Company upon the consummation of the Business Combination.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU No. 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU No. 2023-07 during the year ended December 31, 2024. See Note 16, Segment Reporting, in these notes to the condensed consolidated financial statements for further detail.

In December 2023, the FASB issued ASU No. 2023 09, Income Taxes, which prescribes standardized categories and disaggregation of information in the reconciliation of provision for income taxes, requires disclosure of disaggregated income taxes paid, and modifies other income tax-related disclosure requirements. The updated standard is effective for us beginning with our fiscal year 2026 annual reporting period. The Company is currently evaluating the impact of this guidance, but does not anticipate a material impact on its consolidated financial statements or related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures of certain additional expense information on an annual and interim basis, including, among other items, the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each income statement expense caption, as applicable. The updated standard is effective for our annual periods beginning in fiscal year 2026 and interim periods beginning in the first quarter of fiscal year 2027. The Company is currently evaluating the impact of this guidance but does not anticipate a material impact on its consolidated financial statements or related disclosures.

Risks and Uncertainties

The Company’s industry is subject to rapid technological change. The introduction of new technologies will continue to have a significant effect on competitive conditions to which the Company is subject. Certain technologies and industry developments may negatively impact the Company’s ability to compete within certain industry segments. If the Company is unable to develop new solutions that provide utility to its customers and provide enhancements and new features for its existing solutions that keep pace with rapid technological and regulatory changes, the Company’s revenues and results of operations could be adversely affected.

Since some of the inventory that the Company purchases include components produced in foreign countries, the Company is subject to certain risks associated with tariffs on imports that the government of the United States of America imposes, which could adversely impact the Company’s operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. The Company believes judgment is involved in determining capitalized software development costs, the fair value of the SAFE agreements, useful lives of capitalized software development costs, stock-based compensation, obsolete inventory and the valuation allowance on deferred income taxes. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ materially from those estimates and assumptions

Cash

The Company maintains its cash deposits with major financial institutions, that at times, are greater than the FDIC limit.

Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of input that may be used to measure fair value:

Level 1	-	Quoted prices in active markets for identical assets or liabilities that the entity can access.

Level 2	-	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities.

Level 3	-	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Assets and liabilities measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company reviews the fair value hierarchy classification on an as needed basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company recognizes transfers into and out of levels within the fair value hierarchy in the appropriate period in which the actual event or change in circumstances caused the transfer to occur.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of advance payments for goods and services to be received in future periods, including insurance premiums, software licenses, maintenance contracts, and prepaid inventories. Prepaid expenses are recorded at cost and are expensed ratably over the period the benefits are realized. Prepaid inventories are recorded at cost upon payment to vendors and recognized as inventories receipts of goods. The Company periodically reviews the carrying value of prepaid expenses and other current assets to determine if any amounts are no longer recoverable, and records an expense in the period such determination is made.

Accounts Receivable

Accounts receivable are derived from customers located primarily in North America. The Company generally does not require collateral to support customer receivables.

Accounts receivable are reduced by an allowance for credit losses to reserve for potentially uncollectible amounts. The Company evaluates the collectability of its accounts receivable monthly, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for credit losses and deferred revenue, if any. The allowance for credit losses reflects the best estimate of probable losses. The Company writes off accounts receivable when they become uncollectible. As of June 30, 2025 and December 31, 2024, there was no accounts receivable allowance for credit losses. There were no credit losses for the three and six months ended June 30, 2025 and 2024.

Inventory

Inventory consists of raw materials and finished goods and is valued at the lower of cost or net realizable value (“NRV”), with cost determined by the first-in, first-out method. NRV is determined as the estimated selling price in the ordinary course of business less the estimated selling costs. Valuations are periodically performed by management, and a charge to operations is recorded if the carrying value of the item exceeds its estimated net realizable value. Management also periodically performs a valuation on allowance for excess and obsolete inventory. No valuation allowance was necessary as of June 30, 2025 and December 31, 2024.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are expensed currently, while renewals and betterments that materially extend the life of an asset are capitalized. The cost of assets sold, retired, or otherwise disposed of, and the related allowance for depreciation are eliminated from the accounts, and any resulting gain or loss is recognized. Depreciation of property and equipment over $5,000 is provided using the straight-line method over the estimated useful lives of the assets, which are 5 years.

Software Development Costs

In accordance with FASB ASC Topic 350-40, Intangibles-Goodwill and Other-Internal-Use Software, the Company capitalizes software development costs incurred on new applications or enhancements to applications during the application development phase of software for internal use to provide services to customers. These capitalized costs include certain payroll and payroll-related costs for employees and costs for outside consultants who are directly associated with and who devote time to internal-use software projects. Costs incurred prior to the application development phase and after the market release are expensed as incurred.

Internal-use software is amortized on a straight-line basis over its estimated useful life from the date the project is substantially complete and ready for its intended use. The estimated useful life will be determined based on management’s judgment on how long the core technology and functionality serves internal needs and the customer base. Once projects are substantially complete, management will evaluate the useful lives of these assets and will test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. As of June 30, 2025 and 2024, and for the three and six-months then ended, no projects have been substantially completed and ready for their intended use, and no amortization was recorded in the accompanying condensed consolidated statements of operations.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to their fair value, which is normally determined through analysis of the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. As of June 30, 2025 and December 31, 2024, and for the three and six months ended June 30, 2024, no such indicators of impairment were identified, and accordingly, no impairment losses were recognized.

Leases

The Company accounts for leases under ASC 842, Leases. The core principle of this standard is that a lessee should recognize the assets and liabilities that arise from leases, by recognizing in the condensed consolidated balance sheets a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.

The Company recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than 12 months. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.

The Company’s leases are capitalized at the present value of the minimum lease payments not yet paid. The Company uses either the rate implicit in the lease, if readily determinable, or the Company’s incremental borrowing rate in order to calculate the net present value of the lease liability. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms and in a similar economic environment. The Company have two operating leases for the facilities located in Bethesda, Maryland and Barceloneta, Puerto Rico.

The Company has elected to not recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less at lease commencement and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. The Company recognizes lease costs associated with its short-term leases on a straight-line basis over the lease term. When contracts contain lease and non-lease components, the Company accounts for each component separately. The Company has two short-term leases located in Manati, Puerto Rico and Shirley, Massachusetts.

Variable payments are included in the future lease payments when those variable payments depend on an index or a rate.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company primarily recognizes revenue from the delivery of subscription services and related professional services through a hosted cloud (SaaS) environment. Arrangements for services generally have terms of one year or less.

Due to the Company being in the early stages of developing its software as a service (SaaS) product, revenues were primarily related to the delivery of feasibility study reports to customers seeking to gain insight into how data driven tracking could improve their business, which is recognized upon acceptance of the feasibility report.

The Company will also provide professional services including onboarding (implementation) services, marketing services, and product consulting. These services will be evaluated to be distinct and be treated as separate performance obligations from the subscription services. Revenue related to these services will be recognized over time as services are performed.

Deferred revenue consists of payments received in advance of satisfaction of a performance obligation and is recognized as the performance obligations are satisfied.

Stock-Based Compensation

The Company applies ASC 718, Stock Compensation, when recording stock-based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used in the Black-Scholes valuation model are as follows:

Grant Price - The grant price of the issuances is determined based on the estimated fair value of the shares at the date of grant.

Risk-Free Interest Rate - The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant.

Expected Lives - Due to the Company’s insufficient history of option activity, management utilizes the simplified approach to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding.

Expected Volatility - Determined based on management’s estimate or historical volatilities of comparable companies.

Expected Dividend Yield - Based on current yield at the grant date or the average dividend yield over the historical period. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future

The stock-based compensation expense is recognized on a straight-line basis based on the number of awards expected to vest over the requisite service period and is adjusted to reflect those awards that do ultimately vest with the offsetting credit to additional paid-in capital. For further details regarding stock-based compensation, see Note 11.

Research and Development Costs

Expenditures related to the research and development of new products and processes are expensed as incurred. Research and development expenses consist primarily of compensation costs and fees paid to consultants and other expenses relating to the development and testing of the Company’s products.

Income Taxes

The Company accounts for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records valuation allowances against deferred tax assets as deemed necessary.

The Company accounts for the uncertainty in income taxes as prescribed by the minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If applicable, the Company records interest and penalties as a component of income tax expense.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding for the period using the treasury stock or if-converted method if their inclusion is dilutive. Diluted net loss per common share is the same as basic net loss per common share because the inclusion of potentially dilutive shares would be anti-dilutive to the calculation of loss and comprehensive loss per common share.

The Company has only one class of shares issued and outstanding. Accordingly, basic and diluted net loss per share is not allocated among multiple classes. Basic and diluted net loss per share for all periods prior to the Closing have been retrospectively adjusted by the exchange ratio to reflect the effect of the reverse recapitalization.

Prior to the Closing, the Company assumed 15,675,000 public and private warrants from ShoulderUp, each exercisable at $11.50 per share. These warrants were considered antidilutive and excluded from the diluted net loss per share calculation for the three and six months ended June 30, 2025. During the three and six months ended June 30, 2025 and 2024, 20,017 of these warrants were forfeited, resulting in a net total of 15,654,983 warrants outstanding as of June 30, 2025.

Acquisition and integration costs

The Company incurred acquisition and integration costs of $534,290 and $911,672 for the three and six months ended June 30, 2025, respectively, primarily related to professional fees, legal and accounting services, severance, and other costs associated with recent business combinations. These expenses are not included in general and administrative expenses in the condensed consolidated statements of operations. The Company expects to continue to incur certain integration costs in the near term as it finalizes system, process, and personnel integration activities.

Transaction costs

The Company accounts for transaction costs incurred in connection with de-SPAC transactions in accordance with ASC 805, Business Combinations. Costs that are directly attributable to the issuance of equity instruments, such as legal, accounting, and advisory fees related to the merger and recapitalization, are recorded as a reduction to additional paid-in capital. Other costs that are not directly related to the equity issuance, including costs associated with business combination activities, are expensed as incurred. The Company evaluates each cost to determine the appropriate accounting treatment based on its nature and purpose.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. In connection with this reclassification, amounts previously reported as general and administrative expenses have been allocated to acquisition and integration expenses. Amounts previously reported as advances to supplier have been reclassified to prepaid expenses and other current assets. In addition, certain amounts previously reported as other assets have been reclassified as property and equipment, net. These reclassifications had no impact on total operating expenses, net loss, or shareholders’ equity for any period presented.

Note 3 – Business Combination and Reverse Recapitalization

Business Combination

On March 18, 2024, the Company entered into a Business Combination Agreement with ShoulderUp, ShoulderUp Merger Sub, Inc., and SEI Merger Sub, Inc. and the Legacy Company.

On June 18, 2025, the Company consummated its Business Combination pursuant to the terms of the Business Combination Agreement. The Business Combination was structured as follows:

●	At the Closing, each ordinary share of ShoulderUp that was not redeemed or converted was exchanged for one share of Common Stock. Each issued and outstanding unit of ShoulderUp (“Unit”) was automatically separated into (i) one ordinary share and (ii) one-half of one warrant. Each whole warrant is exercisable to purchase one ordinary share at an exercise price of $11.50 per share.

●	A total of 506,589 shares of Common Stock were issued to the public shareholders of ShoulderUp. An additional 6,698,333 shares were issued to ShoulderUp’s officers and directors, ShoulderUp Technology Sponsor LLC (the “Sponsor”), and each transferee of founder shares.

●	1,345,001 shares of Common Stock were issued to certain original public shareholders who had previously agreed not to redeem their shares.

●	482,500 shares of Common Stock were issued to the holders of the ShoulderUp bridge loan to partially settle the outstanding loan balance at Closing. Lastly, 150,000 shares were issued to legal services provider DLA Piper LLP to partially settle outstanding service fees, pursuant to the Expense Release and Payment Agreement executed on June 3, 2025.

●	All of SEE ID’s 108,975,000 common stock issued and outstanding immediately prior to the Closing was canceled and converted into 12,210,718 shares of the Company’s Common Stock after giving effect to the exchange ratio of 0.11205.

●	2,909,057 shares of Common Stock were issued to the SEE ID SAFE note holders.

●	11,205 shares of Common Stock were issued in exchange for financial advisory services at Closing.

●	3,323,536 shares of Common Stock were issued to three major PIPE investors.

●	The Company assumed 15,654,983 public and private warrants of ShoulderUp, net of 20,017 forfeitures, as of June 30, 2025.

Redemption

Prior to the Closing, certain public shareholders of ShoulderUp exercised their rights to redeem certain ordinary shares for funds previously held in the trust account, resulting in the redemption of 2,000 ordinary shares for an aggregate payment of approximately $22,019. After redemptions, there was a total of 506,589 ordinary shares, which were converted into Common Stock in connection with the Business Combination, and approximately $5.58 million remained in the trust account.

Share Ownership Upon Closing

The number of shares of Common Stock issued in connection with the Business Combination and subsequent equity conversion was as follows:

Common Stock
Ordinary shares, outstanding prior to the Business Combination	508,589
Less: Redemption of ordinary shares	(2,000)
Ordinary shares held by ShoulderUp’s officers and directors, the Sponsor and each transferee of founder shares	6,698,333
Ordinary shares held by non-redemption share holders	1,345,001
Ordinary shares held by ShoulderUp bridge loan holder	482,500
Ordinary shares held by DLA Piper, LLP	150,000
Common Stock issued to holders of SEE ID Inc.	12,210,718
Common Stock issued to SEE ID SAFE note holders	2,909,057
Common Stock issued to StarUpNV	11,205
Common Stock issued to PIPE investors	3,323,536
Common Stock Upon the Business Combination	27,636,939

The Legacy Company incurred $2,726,183 in transaction costs in connection with the Business Combination, which was determined not to be a capital-raising transaction for the Legacy Company. The $2,726,183 consists of the following:

●	$1,003,500 in assumed expenses from ShoulderUp for financial advisory services provided by Cohen Capital Markets;

●	$156,870 for financial advisory services provided by a financial advisor;

●	$295,000 in registration fees paid to Nasdaq Corporate Solutions, LLC;

●	$271,079 paid to Continental Stock Transfer & Trust Co.;

●	$126,812 paid to Edgar Agents, LLC; and

●	$872,922 in bonus expenses related to the successful closing of the Business Combination.

The following tables reconcile elements of the Business Combination to the Company’s condensed consolidated financial statements, and should be read in conjunction with the footnotes referenced above:

Recapitalization
Closing proceeds
Proceeds from Trust account	$5,577,304
Proceeds from PIPE investors	10,837,643
Proceeds from legacy ShoulderUp bank accounts	74,499
Closing disbursements
Less: Payment to purchase founder shares	(5,000,000)
Net cash proceeds from the Business Combination	$11,489,446
Noncash activities
Conversion of SAFE notes to equity	40,726,793
Conversion of short-term debt to equity	8,597,750
Transaction costs paid in shares	156,870
Less: Accrued taxes assumed from ShoulderUp	(3,913,668)
Less: Short-term debt assumed from ShoulderUp	(900,000)
Net equity impact of the Business Combination	$56,157,191
Par value of common stock issued	(1,543)
Total Impact of Business Combination on additional paid-in capital	$56,155,649

Bridge Loan Agreements

For the three and six months June 30, 2025, the Legacy Company entered into unsecured bridge loan agreements with two major lenders, totaling $2,850,000 in principal. These loans bear interest at an annual rate of 20%, calculated on a 365-day basis, and include a minimum interest provision requiring payment of at least 8% or 10% of the principal amount if repaid prior to their six-month maturity dates. As of the date of Closing, the Company recorded an accrued interest liability of $280,000, which was settled as of June 30, 2025.

Prior to the Closing of the Business Combination, one of the lenders elected to convert a portion of its outstanding principal and accrued interest into 614,125 shares of Common Stock, based on a conversion price of $4.00 per share. The other lender opted to receive full repayment in cash.

The table below summarizes the transaction:

Bridge Loans	Effective Date	Amount	Interest at closing	Payback in Cash	Payback in shares at $4/share	Shares
Bridge loan 1*	1/29/2025	$1,500,000	$150,000	$(193,500)	$1,456,500	364,125
Bridge loan 2*	4/9/2025	500,000	50,000	(50,000)	500,000	125,000
Bridge loan 3*	5/7/2025	500,000	50,000	(50,000)	500,000	125,000
Bridge loan 4	3/29/2025	100,000	10,000	(110,000)	-	-
Bridge loan 5	6/5/2025	250,000	20,000	(270,000)	-	-
Total		$2,850,000	$280,000	$(673,500)	$2,456,500	614,125

*	Bridge loans from this investor had an aggregate principal amount of $2,500,000. At the Closing of the Business Combination, the investor received a cash payment of $293,500, consisting of $250,000 in minimum 10% interest and $43,500 in principal repayment. In addition, the investor received 614,125 shares of Common Stock in exchange for $2,456,500 of combined principal and accrued interest, based on a per share price of $4.00.

In connection with the bridge loan conversion, the Company derecognized a liability of $2,456,500 upon issuing 614,125 shares of Common Stock and recognized a total loss on debt extinguishment of $6,141,250, based on the fair value of the Common Stock at the Closing of $14.00 per share.

PIPE Investments

In connection with the Business Combination, the Company entered into a private investment in public equity (“PIPE”) financing agreement with certain accredited investors. Pursuant to the PIPE subscription agreements, these investors committed to purchase an aggregate of 2,709,411 shares of Common Stock at a price of $4.00 per share, for total gross proceeds of $10,837,643. The PIPE investment provided additional capital to support the Company’s post-closing operations and was consummated concurrently with the Closing of the Business Combination. Following table illustrates the breakdown of all PIPE investments.

PIPE	Effective Date	Amount	Shares
PIPE 1	6/16/2025	$2,814,500	703,625
PIPE 2	6/10/2025	1,000,000	250,000
PIPE 3	6/17/2025	7,023,143	1,755,786
Total PIPE		$10,837,643	2,709,411

Note 4 - Restatement of Prior Period Financial Statements

For the six months ended June 30, 2025, the Company determined it had not appropriately reflected the fair value of the SAFE agreements as of June 30, 2024. This resulted in an understatement of liabilities and accumulated deficit as of June 30, 2024, and an understatement of change in fair value of SAFE agreements for the six months ended June 30, 2024.

Based on an analysis of FASB ASC, ASC 250-Accounting Changes and Error Corrections, Staff Accounting Bulletin 99, Materiality, and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company determined these errors were material to the previously issued interim financial statements and as such a restatement was necessary.

The effect of the adjustment within the Company’s statement of operations for the six months ended June 30, 2024 is as follows:

	Six months ended June 30, 2024
	As previously reported	Adjustment	As restated
Change in fair value of SAFE agreements	$424,721	$13,037,989	$13,462,710
Net loss	$3,154,011	$13,037,989	$16,192,000
Net loss per share, basic and diluted	$0.03	$1.32	$1.35

The effect of the adjustment within the Company’s statement of shareholders’ deficit for the six months ended June 30, 2024 is as follows:

	Six months ended June 30, 2024
	As previously reported	Adjustment	As restated
Net loss	$3,154,011	$13,037,989	$16,192,000
Accumulated deficit	$6,349,844	$13,037,989	$19,387,833
Total shareholders’ deficit	$5,935,041	$13,037,989	$18,973,030

The effect of the adjustment within the Company’s statement of cash flow for the six months ended June 30, 2024 is as follows:

	Six-months ended June 30, 2024
	As previously reported	Adjustment	As restated
Net loss	$3,154,011	$13,037,989	$16,192,000
Change in fair value of SAFE agreements	$424,721	$13,037,989	$13,462,710

The Company also restated cost of goods sold for the three months ended March 31, 2025 to general and administrative expenses, research and development expenses, and sales and marketing expenses based on the nature of the underlying costs. These restatement had no impact on total operating expenses, net loss, or shareholders’ equity (deficit) for any period presented. The effect of the adjustment within the Company’s statement of operations for the three months ended March 31, 2025 is as follows:

	Three-months ended March 31, 2025
	As previously reported	Adjustment	As restated
Revenue	$352,498	-	$352,498
Cost of good sold	327,238	(310,160)	17,078
Gross profit	25,260	310,160	335,420
General and administrative expenses	748,513	(130,782)	$617,731
Research and development expenses	484,482	(90,618)	393,864
Sales and marketing	528,526	154,223	682,749
Acquisition and integration	-	377,337	377,337
Total operating expenses	1,761,521	310,160	2,071,681
Loss from operations	$(1,736,261)	-	$(1,736,261)

Note 5 - Concentrations

Concentration of Credit Risk Arising From Cash Deposits in Excess of Insured Limits

The Company maintains a cash balance with a U.S. financial institution, in which the balance exceeds the FDIC insured limit of $250,000. As of June 30, 2025 and December 31, 2024, the Company’s cash balance held at the financial institution exceeded the FDIC limit. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Significant Customers

A significant customer is defined as one that accounts for at least 10% of the Company’s revenue. For the three months ended June 30, 2025 and 2024, the Company had sales to two customers and three customers, respectively, which accounted for approximately 96% and 100% of total revenues for those periods. For the six months ended June 30, 2025 and 2024, sales to one customer comprised approximately 94% and 92% of total revenues, respectively.

Note 6 – Property and Equipment

Property and equipment, net, as of June 30, 2025 and December 31, 2024, consisted of the following:

	Estimated useful life	June 30, 2025	December 31, 2024
Equipment	5 years	118,486	11,286
Less: Accumulated depreciation and amortization		(5,101)	-
Property and equipment, net		113,385	11,286

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Depreciation expense	$5,101	$-	$5,101	$-

Note 7 - Capitalized Software Development Costs

The Company capitalizes eligible costs incurred in the development of internal-use software during the application development stage, in accordance with ASC 350-40, Internal-Use Software. Capitalized software development costs include direct labor, third-party services, and other direct costs associated with the development of new software or significant upgrades and enhancements to existing software. Costs incurred during the preliminary project stage and post-implementation/operational stage are expensed as incurred. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically three to five years. The Company reviews the carrying value of capitalized software for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

The Company capitalized software development costs of $2,397,994 and $1,761,396 as of June 30, 2025 and December 31, 2024, respectively.

For the three and six months ended June 30, 2025 and 2024, there was no amortization expense recorded on capitalized software development costs as the software was not substantially complete and ready for its intended use.

Note 8 - SAFE Agreements and Fair Value Measurements

Prior to the Closing, SEE ID had issued Simple Agreements for Future Equity (the “SAFE agreements”) to investors for proceeds totaling $8,480,217. Under the terms of these SAFE agreements, which had stated discount rates ranging from 67% to 80%, the following would happen upon the occurrence of these events (all capitalized terms are as defined in the SAFE agreements):

a)	Equity Financing - the SAFE agreements will automatically convert into the number of shares of Safe Preferred Stock equal to the Purchase Amount divided by the Discount Price with certain SAFE agreements subject to a post-money valuation cap of $30,000,000.

b)	Liquidity Event - the SAFE agreements will automatically be entitled to receive a portion of Proceeds, due and payable to the Investor immediately prior to, or concurrent with, the consumption of such Liquidity Event, equal to the greater of (i) the Purchase Amount (the “Cash-Out Amount”) or (ii) the amount payable on the number of shares of Common Stock equal to the Purchase Amount divided by the Liquidity Price.

c)	Dissolution Event - the Investor will automatically be entitled to receive a portion of Proceeds equal to the Cash-Out Amount, due and payable to the Investor immediately prior to the consummation of the Dissolution Event.

In accordance with FASB ASC 815-40, Contracts in Entity’s Own Equity, the Company determined that the SAFE agreements represented freestanding financial instruments and, accordingly, classified them as derivative liabilities in the accompanying condensed consolidated balance sheets. The SAFE agreements were carried at estimated fair value, which was determined by the Company via a probability-weighted expected return method.

The Business Combination, which closed on June 18, 2025, as described in Note 3, qualified as an “Equity Financing” under the terms of the Company’s SAFE agreements. As a result, all outstanding SAFE notes were converted into 2,909,057 shares of Common Stock. The Company recognized a fair value change in the SAFE notes of $17,368,415, based on the fair value of the Common Stock at Closing of $14.00 per share. Accordingly, no SAFE notes remained outstanding as of June 30, 2025.

For the three and six-months ended June 30, 2025 and 2024, the SAFE note activity was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024 (As restated)	2025	2024 (As restated)
Fair Value - beginning of period	$22,746,675	$18,904,905	$23,334,626	$4,602,950
Addition	-	1,634,500	23,752	3,134,500
Change in fair value	17,980,118	660,755	17,368,415	13,462,710
SAFE notes converted into shares	(40,726,793)	-	(40,726,793)	-
Fair Value - end of period	$-	$21,200,160	$-	$21,200,160

Derivative Instruments: Derivative instruments that are not traded on an exchange are valued using conventional calculations/models that are primarily based on unobservable inputs such as private company unit price and volatilities, and therefore, such derivative instruments are included in Level 3.

Upon the completion of the Business Combination, all outstanding derivatives were converted into shares of the Company’s Common Stock. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2025	December 31, 2024
Derivative liabilities	3	$-	$23,334,626

Note 9 - Equity Line of Credit:

As part of its funding efforts, on June 18, 2025, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with New Circle Principal Investment LLC (“New Circle”), which provides the Company the right, but not the obligation, to direct New Circle from time to time to purchase up to $50 million of the Company’s Common Shares during the commitment period ending June 18, 2028, at a discount of the volume-weighted average price (VWAP) over a defined pricing period. Under the SEPA, the Company may sell shares to the New Circle at a price based on either: option 1 – 97% of the lowest daily VWAP over the three trading days following the purchase notice, or option 2 – the greater of 85% of the VWAP or the lowest sale price on a specific trading day determined by the timing of the notice.

The Company has the option to issue a variable number of shares of Common Stock or cash in satisfaction of the $350,000 commitment fee agreed upon in SEPA. The Company has not paid the commitment fee as of the date the unaudited condensed consolidated financial statements

Note 10 – Shareholders’ Equity

Reverse Recapitalization

As described in Note 3, Business Combination and Reverse Recapitalization, all historical equity data, including stock option data, in these unaudited condensed consolidated financial statements has been retrospectively adjusted by the Exchange Ratio to reflect the reverse recapitalization that occurred on June 18, 2025.

Common Stock

As of June 30, 2025, the Company had authorized 300,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2025, 27,636,939 shares of common stock were issued and outstanding, and 272,363,061 shares of common stock were reserved for future issuance.

Note 11 - Equity Incentive Plan

In January 2021, the Company adopted the 2021 Equity Inventive Plan (the “Incentive Plan”), which provides for grants of awards in the form of incentive stock options, non-qualified stock options, and restricted stock awards to selected employees, directors, and independent contractors of the Company and its affiliates, as defined in the Incentive Plan. The aggregate number of shares of the Company ’s common stock that may be issued under the Incentive Plan shall not exceed 4,672,506. The purpose of the Incentive Plan is to encourage and enable selected participants to acquire or to increase their holdings of the Company’s common stock and other equity-based interests in the Company in order to promote a closer identification of their interests with those of the Company and its stockholders. The Incentive Plan is administered by the Company’s Board of Directors, which determines the people to whom awards will be granted, the type of awards to be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the Incentive Plan.

Stock Options

Stock option activity for the six-months ended June 30, 2025 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Options outstanding at December 31, 2024	2,032,521	$0.009	6.22
Options granted	-	n/a	n/a
Options exercised	-	n/a	n/a
Options cancelled	(170,715)	$0.014	n/a
Options outstanding as of June 30, 2025	1,861,806	$0.009	6.14
Total vested as of June 30, 2025	1,773,963	$0.007	6.36

For the three and six-months ended June 30, 2025, the Company recognized stock-based compensation expense relating to stock options totaling $9,737 and $19,742, respectively. For the three and six-months ended June 30, 2024, the Company recognized stock-based compensation relating to stock options totaling $3,454 and $71,594, respectively. Stock-based compensation expense relating to stock options is included in “General and administrative” in the accompanying consolidated statements of operations.

As of June 30, 2025, there was a total of approximately $23,614 of unrecognized stock-based compensation cost relating to outstanding stock options, which is expected to be recognized over a weighted-average period of 0.74 years.

Restricted Stock Awards

For the three and six-months ended June 30, 2025 and 2024, the Company did not grant any restricted stock awards.

As of June 30, 2025 and December 31, 2024, there were no unvested restricted stock awards.

For the three and six-months ended June 30, 2025, the Company did not recognize any stock-based compensation relating to restricted stock awards. For the three and six months ended June 30, 2024, the Company recognized stock-based compensation relating to restricted stock awards totaling $17,266 and $100,874, respectively. Stock-based compensation relating to restricted stock awards is included in “General and administrative” in the accompanying consolidated statements of operations.

As of June 30, 2025, there was no unrecognized stock-based compensation costs relating to restricted stock awards.

Note 12 - Net Loss Per Share

Earnings per share accounting requires the presentation of both basic and diluted earnings per share on the face of the statements of operations. The Company’s basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. If there are dilutive securities, diluted income per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options into common shares, using the treasury stock method. In periods for which the Company reports a net loss, the common stock equivalents are not included, as they would be anti-dilutive.

For the six months ended June 30, 2025 and 2024, shares of Common Stock underlying stock options totaling 1,861,806 and 2,025,473, respectively, and unvested restricted stock awards totaling zero and 35,989, respectively, were excluded from the calculation of diluted net loss per share because they were antidilutive. In addition, 15,654,983 warrants outstanding as of June 30, 2025 were out of the money and also excluded from the calculation of diluted net loss per share for being antidilutive.

Restricted stock awards can be issued to directors, executives or employees of the Company and are subject to time-based vesting. These unvested shares are excluded from the computation of basic loss per share as these shares are not considered outstanding until vested.

Note 13 - Leases

In June 2024, the Company entered into a non-cancelable operating lease agreement for a facility in Bethesda, Maryland. This lease commenced on July 1, 2024, has a term of 63 months, and has an initial base rent of approximately $7,000 that increases annually by three percent. Under the terms of this lease, the Company is also responsible for their proportionate share of expenses associated with the facility and its premises.

In January 2025, the Company entered into a noncancelable operating lease agreement with an unrelated third-party for a 16,000 square feet facility in Puerto Rico. This lease commenced on February 1, 2025 on a month-to-month basis and became a long-term lease with an initial term of 5 years on June 1, 2025. The initial base rent is $7.00 per square foot, or $9,333 per month, for the first two years, increasing to $7.50 per square for the third year and increases by 3% annually thereafter. Under the terms of this lease, the Company is also responsible for their own utilities and a proportionate share of the operating expenses of the premises, not to exceed $3.25 per square foot.

The components of lease expense were as follows for the three and six-months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease cost	$31,468	$-	$53,021	$-
Other short-term lease cost	30,667	8,851	63,668	10,651
Total lease cost	$62,135	$8,851	$116,689	$10,651

The following table summarizes the operating lease asset and liabilities recorded as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Operating lease right-of-use asset, gross	$824,314	$331,478
Accumulated amortization	(55,227)	(23,586)
Operating lease right-of-use asset, net	769,087	307,892

Short-term operating lease liabilities	132,091	36,225
Long-term operating lease liabilities	649,718	265,413
Total operating lease liabilities	$781,809	$301,638

Weighted average operating lease term	4.66 years	4.75 years
Weighted average operating lease discount rate	9.55%	11.83%

The following table summarizes future minimum lease commitments as of June 30, 2025:

Year ending December 31,	Operating Leases
2025 (remaining 6 months)	$99,577
2026	200,462
2027	207,783
2028	215,950
2029	197,905
Thereafter	42,436
Total lease payments	964,113
Less: imputed interest	(182,304)
Present value of lease liabilities	$781,809

Note 14 - Related Party Transactions

The Company had entered into SAFE agreements with Charles Maddox, the Chief Financial Officer and a stockholder, for proceeds totaling $28,833. On June 18, 2025, in connection with the Business Combination, these SAFE agreements converted into 2,156 Common Stock of the Company.

In August 2024, the Company entered into a $1,500,000 purchase order with Pope Technologies LLC for certain products, hardware, installation, programming, subscription, and training, of which $750,000 has been received by the Company and is reported as deferred revenue as of June 30, 2025 and December 31, 2024 in the accompanying condensed consolidated balance sheets. Pope Technologies LLC is owned by a director of the Company.

Effective January 1, 2022, the Company entered into a customer agreement with PRB Transportation, LLC, a related party owned in part by Charles Maddox, the Company’s Chief Financial Officer and a stockholder, and Jeff Andersen, a stockholder. Revenues recognized from this agreement totaled $4,254 and $4,702 for the three months ended June 30, 2025 and 2024, respectively, and $8,591 and $8,533 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, amounts outstanding under this agreement were $4,254 and $1,164, respectively, and are included in “Accounts receivable” on the accompanying condensed consolidated balance sheets.

Beginning on August 1, 2024, the Company began subleasing an office/warehouse space in Las Vegas, Nevada from Pope Technologies LLC. The term of this sublease is for one year and the rent is $1,280 per month. Pope Technologies LLC is owned by a director of the Company. The rent expense was $3,840 and $7,680 for the three and six months ended June 30, 2025, respectively.

Beginning on March 1, 2024, the Company began subleasing an office space in Campo Alegre Manati, Puerto Rico from Enzymatic Holdings Corp. The term of this sublease was for one year and the rent was $1,167 per month, plus a one-third share of the cost of utilities. Enzymatic Holdings Corp., LLC is owned, in part, by certain stockholders of the Company. This lease terminated on February 28, 2025, and was not renewed. The rent expense was $2,334 and $2,334 for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2024, the rent expense was $1,167 and $4,668, respectively.

Beginning on March 1, 2025, the Company began subleasing an office space in Campo Alegre Manati, Puerto Rico from Enzymatic Holdings Corp. The term of this sublease was month-to-month lease, and the rent was $12,333 per month. This lease ended on May 31, 2025. The Company renewed the lease on June 1, 2025 for a term of five years. The rent expense for the short term lease expense was $24,666 and $36,999 for the three and six months ended June 30, 2025, respectively.

Note 15 – Commitment and Contingencies

On June 18, 2025, the Company entered into a share subscription of line of credit agreement (the “ELOC”) with New Circle Principle Investments LLC (“New Circle”), under which the Company can access up to $50,000,000 in aggregate proceeds. The Company shall pay a commitment fee to New Circle in the form of shares of common stock of Holdings with an aggregate market value equal to $350,000, the market value of which shall be determined based on the closing price of such common stock on the date a Form S-1 is declared effective by the SEC. The Company is expected to pay the commitment fee in the third quarter of 2025.

On May 22, 2025, the Company terminated the employment of one of its founders, who also served as the Customer Experience Officer. The former employee holds 5,000,260 shares of the Company’s Common Stock. In connection with the termination, the employee is expected to forfeit 170,715 stock options that were exercisable at $0.176 per share after converting the $0.0143 per share by 8.1% stock option conversion ratio. The employee has not signed the termination agreement, and there is a potential for litigation arising from this matter.

Note 16 - Segment Reporting

The Company has a single reportable segment that derives revenues from the delivery of feasibility study reports to customers seeking to gain insight into how data driven tracking could improve their business.

The Company’s chief operating decision-makers (the “CODM”), which are the Company’s Chief Executive Officer and Chief Financial Officer, assess performance for the reportable segment and decide how to allocate resources using net income as the primary measure of profitability. The CODM are not regularly provided with specific segment expenses, but focus on revenue, gross profit, and net income/loss. Expense information, including cost of goods sold, can be easily computed from the information provided. This segment measures of profitability are shown in the condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

Note 17 – Income Taxes

For the three and six months ended June 30, 2025, and 2024, the Company recorded no income tax expense or benefit due to pre-tax book losses. The Company’s effective tax rate for the three and six-month periods ended June 30, 2025 and 2024 was 0%. This rate differs from the statutory federal rate primarily due to the Company’s pre-tax losses, which generate deferred tax assets (DTAs) related to net operating loss (NOL) carryforwards. Based on the weight of available evidence, including the Company’s cumulative history of operating losses, management has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance against these assets.

The Company continues to maintain a full valuation allowance on its U.S. deferred tax assets as of June 30, 2025, and believes a full valuation allowance will be required for the entire fiscal year. Therefore, the estimated annual effective tax rate for 2025 is 0%. The Company’s deferred tax assets, net of the valuation allowance, were $0 as of June 30, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The Company is evaluating the full effects of the legislation on the Company, including the Company’s cash tax position, but the Company expects that the legislation will not have a material impact on the Company’s financial statements. As the legislation was signed into law after the second quarter, the financial impacts are not included within the Consolidated Statement of Income (Loss).

In connection with the Business Combination, the Company assumed an excise tax liability of $3,905,240 and a franchise tax liability of $8,428, both incurred prior to the Closing and recorded as assumed obligations from the reverse recapitalization transaction. The Company also had a $1,977 sales tax receivable as of June 30, 2025, and reported a total accrued tax liability of $3,911,691 as of that date.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company is not subject to taxation in foreign countries. The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter, an estimate of the annual effective tax rate is updated should the Company revise its forecast of earnings based upon its operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. The Company’s effective tax rate was 0% for each of the three and six months ended June 30, 2025 and 2024.

The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for each of the three and nine months ended June 30, 2025 and 2024 was primarily due to changes in deferred tax balances, fully offset by valuation allowances.

Note 18 - Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and has determined that there are no subsequent events requiring adjustment to or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements of SEE ID as of and for the fiscal years ended December 31, 2024 and 2023 and the audited financial statements of SUAC as of and for the fiscal years ended December 31, 2024 and 2023 each included in the in the  Current Report on Form 8-K filed with the SEC on June 26, 2025. In addition to the unaudited condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Item 1A. “Risk Factors” and “Special Note Regarding Forward-Looking Statements”. Defined terms included below have the same meaning as terms defined and included elsewhere in this Quarterly Report on Form 10-Q.

Overview

CID Holdco, Inc. (the “Company”, “CID” or “CID Holdco”), formerly known as SEE ID Inc, dba Dot AI (the “Legacy Company” or “SEE ID”), was incorporated in Delaware with the headquarters in Las Vegas, Nevada. CID helps businesses digitally transform their operations using IoT and AI technology. With significant innovations in radio frequency networking, use of vision system overlays and a cloud-based AI engine, the Company offers a differentiated asset tracking and workflow management solutions for industrial enterprises. Through its technological solutions, CID serves multiple industries including aviation, construction, delivery, military, mining, retail, seaports, medical logistics, warehousing and manufacturing.

We are headquartered in Las Vegas, NV with our management and administrative staff located in Bethesda, MD for East Coast customer engagements and government lobbying activity. We also manufacture hardware in Puerto Rico through our wholly owned subsidiary Dot Works. Our embedded development team and Design for Manufacturing (“DFM”) capability is built around our CTO in Worcester, MA and our core software team is in Bangalore, India.

Throughout the notes to the condensed consolidated financial statements, unless otherwise noted or otherwise suggested by context, the “Company”, “we”, “us”, “our” refers to the Legacy Company prior to the consummation of the Business Combination, and the Company after the consummation of the Business Combination.

Business Combination

On June 18, 2025 (the “Closing Date”) the Company consummated the Business Combination transactions by and among the Company, ShoulderUp Technology Acquisition Corp (“SUAC” or “ShoulderUp”), ShoulderUp Merger Sub, Inc., SEI Merger Sub, Inc., and SEE ID, Inc. Pursuant to the Business Combination Agreement, on the Closing Date, (i) ShoulderUp Merger Sub merged with and into SUAC (the “ShoulderUp Merger”), with SUAC surviving the ShoulderUp Merger as a wholly-owned subsidiary of the Company (“SUAC Surviving Company”); and (ii) simultaneously with the ShoulderUp Merger, SEI Merger Sub merged with and into SEE ID (“the SEE ID Merger”), with SEE ID surviving the SEE ID Merger as a wholly-owned subsidiary of the Company (the “Surviving Company”) (the ShoulderUp Merger and the SEE ID Merger, together the “Mergers” and together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

In connection with the Business Combination, CID Holdco filed a registration statement on Form S-4 (File No. 333-282600) (as amended, the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”). On June 18, 2025, the Registration Statement was declared effective by the SEC. At Closing, the assets and liabilities of Legacy Company were combined with the assets and liabilities ShoulderUp Technology Acquisition Corp on a historical cost basis. All Legacy Company common stock was exchanged for common stock of the Company based upon the exchange ratio as defined in the Business Combination Agreement as Aggregate Merger Consideration (13,000,000 CID Holdco shares) divided by the Company Fully Diluted Common Stock (159,915,641) or 8.129% Stock options of Legacy Company were not exercised and remain outstanding after giving into effect the exchange ratio. In connection with the Business Combination, we incurred transaction costs, settled certain SUAC related party notes through the issuance of common shares, converted SAFE notes into common stock of the Company, and raised cash proceeds from PIPE investors. Additional information regarding the Business Combination and Reverse Recapitalization is provided in Note 4 to the unaudited condensed consolidated financial statements.

Factors Affecting Our Performance

Acquiring New Customers

We believe that we have a substantial opportunity to grow our customer base. We intend to drive new customers by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness, and drive adoption of our Dot Cloud platform. Our ability to attract new customers depends on a number of factors, including the effectiveness of our sales and marketing efforts, macroeconomic factors and their impact on our customers’ businesses, and the success of our efforts to expand internationally.

Expanding Within Our Existing Customer Base

We believe that there is a significant opportunity to expand sales to existing customers following their initial adoption of our Dot Cloud. We will expand our customer base by selling more applications and expanding use of existing applications across geographies and divisions. Our ability to expand within our customer base will depend on a number of factors, including our customers’ satisfaction, pricing, competition, macroeconomic factors, and changes in our customers’ spending levels. While there are many factors involved in this expansion, the Customer Success department will be the key internal driver to retention and expansion of customer revenue. At this juncture, it is not a significant part of our operational expense but will be built out as our bookings increase and our channel support requirements come online.

Investments in Innovation and Future Growth

Our market leadership is supported by continuous innovation in our Dot Cloud, our inventions in IoT data collection and our advances in applying AI to our customer problem sets. We will continuously invest in adding new applications and methods to our solutions. As such, spending on research and development will always be an important part of our strategy.

However, the driving force that will fuel our company is market growth. Our recent pivot to move most of our spending to Sales and Marketing shows a commitment to our go-to-market strategy. We recognize the need to increase adoption and expand brand awareness as we increase market share. This fiscal year is a critical period to add productive resources to ensure success is sustained.

Adding additional compliance and oversight resources as we grow, and especially as we adapt to operating as a public entity, is a natural and essential step. In addition, our small operations team will continue to grow as the demand increases from our maturing sales pipeline.

Components of Results of Operations

Revenue

We will provide access to our Dot Cloud through subscription arrangements, where the customer is charged a per-subscription fee for access for a specified term. Subscription agreements will contain multiple service elements for one or more of our cloud-based Applications via mobile app(s) or a website that enables data collection and provides access to the cellular network, IoT devices (which we also refer to as connected devices), and support services delivered over the term of the arrangement. Our subscription contracts will typically have an initial term of three to five years and are generally non-cancellable and non-refundable, subject to limited exceptions under our standard terms of service and other exceptions for public sector customers, who are often subject to annual budget appropriations cycles. Our Connected Dot Cloud and IoT devices are highly integrated with the subscription service and together will represent a single performance obligation. Revenues attributable to this combined performance obligation are recognized over time as the services are delivered.

We also provide professional services including onboarding (implementation) services, marketing services, and product consulting. These services were evaluated to be distinct and are treated as separate performance obligations from the subscription services. Revenue related to these services are recognized over time as services are performed.

Currently, revenues are primarily related to the delivery of feasibility study reports to customers seeking to gain insight into how data driven tracking could improve their business, which is recognized upon acceptance of the feasibility report.

Allocation of Overhead Costs

Overhead costs that are not substantially dedicated for use by a specific functional group are allocated based on headcount. Such costs include costs associated with office facilities, depreciation of property and equipment, IT and security expenses, and other expenses, such as corporate software, subscription services, and insurance. Manufacturing overheads are allocated to production based on volume.

Cost of Goods Sold

Cost of goods sold will consists primarily of cellular-related costs, third-party cloud infrastructure expenses, customer support costs, warranty charges, employee-related costs directly associated with our customer support and operations, including salaries, employee benefits and stock-based compensation, amortization of internal-use software development, certain cloud computing implementation costs, expenses related to shipping and handling, packaging, fulfillment, warehousing, write-downs of excess and obsolete inventory, and allocated overhead costs.

As our customers expand and increase, the use of our Dot Cloud driven by additional IoT devices and Applications, our cost of revenue may vary from quarter to quarter as a percentage of our revenue due to the timing and extent of these expenses. We intend to continue to invest additional resources in our Dot Cloud and customer support and operations personnel as we grow our business. The level and timing of investment in these areas will affect our cost of revenue in the future.

Operating Expenses

Research and development

Research and development expenses consist primarily of employee-related costs, including salaries, employee benefits and stock-based compensation, depreciation and other expenses related to prototyping IoT devices, product initiatives, software subscriptions, hosting used in research and development, and allocated overhead costs. We continue to focus our research and development efforts on adding new features and products and enhancing the utility of our Dot Cloud. We capitalize the portion of our internal-use software development costs that meets the criteria for capitalization. We expect our research and development expenses to generally increase in absolute dollars for the foreseeable future as we continue to invest in research and development efforts to enhance our Dot Cloud. Our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

Sales and marketing

Sales and marketing expenses consist primarily of employee-related costs directly associated with our sales and marketing activities, including salaries, employee benefits and stock-based compensation, and sales commissions. Sales and marketing expenses also include expenditures related to advertising, media, marketing, promotional costs, free trial expenses, brand awareness activities, business development, corporate partnerships, travel, conferences and events, professional services, and allocated overhead costs. We also have a heavy reliance on contracted services in these areas which are reflected in the department spend. We plan to continue to invest in sales and marketing to grow our customer base and increase our brand awareness. As a result, we expect our sales and marketing expenses to increase in absolute dollars for the foreseeable future. Our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

General and administrative

General and administrative expenses consist of employee-related costs for executive, finance, legal, human resources, facilities, and certain IT personnel, including salaries, employee benefits and stock-based compensation, professional fees for external legal, accounting, recruiting and other consulting services, credit losses, allocated overhead costs, and unallocated lease costs. We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future to support our growth and because of additional costs associated with legal, accounting, compliance, insurance, investor relations, and other areas associated with being a public company. Our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

Interest expense

Interest expense consists primarily of interest incurred for our short term bridge loans.

Change in fair value of SAFE agreements

The change in the fair value of SAFE agreements represents the unrealized gains or losses resulting from the fluctuations in the estimated fair value of the outstanding SAFE agreements, or reevaluation of updated market conditions and company-specific factors.

Transaction costs

The Company accounts for transaction costs incurred in connection with the Business Combination that occurred in June 2025, and therefore transaction costs expensed were not a component of our results of operations during 2024. Costs that are directly attributable to the issuance of equity instruments, such as legal, accounting, and advisory fees related to the merger and recapitalization, are recorded as a reduction to additional paid-in capital. All other transaction costs have been expensed as incurred.

Loss from extinguishment of debt

Prior to the Closing of the Business Combination, one lender elected to convert a portion of its outstanding principal and accrued interest into shares of Common Stock. In connection with the bridge loan conversion, the Company derecognized the liability, issued shares of Common Stock and recognized a loss on debt extinguishment, based on the fair value of the Common Stock at the date of Closing.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2025 and 2024

Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin

Our total revenue, cost of revenue, gross profit, and gross margin for the three and six months ended June 30, 2025 and 2024 are summarized as follows:

	For the three months ended June 30,
	2025	2024	$ Change	% Change
Revenue	$126,833	$23,442	$103,391	441.1%
Cost of goods sold	67,194	6,442	60,752	943.1%
Gross (loss) profit	$59,639	$17,000	$42,639	250.8%
Gross margin %	47.0%	72.5%	(25.5)%	(35.2)%

	For the six months ended June 30,
	2025	2024	$ Change	Change
Revenue	$479,331	$101,995	$377,336	370.0%
Cost of goods sold	84,272	10,009	74,263	742.0%
Gross (loss) profit	$395,059	$91,986	$303,073	329.5%
Gross margin %	82.4%	90.2%	(7.8)%	(8.6)%

Revenue increased by $103,391, or 441.1%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and $377,336, or 370.0% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in revenue is primarily due to an increase in feasibility studies to new and existing customers.

Cost of goods sold increased by $60,752, or 943.1%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Cost of goods sold increased $74,263 or 742.0% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increases are primarily due to additional warehouse expenditure related to the new Puerto Rico lease and increased tariffs on imported raw materials.

Our gross margin was 47.0% for the three months ended June 30, 2025 compared to 72.5% for the three months ended June 30, 2024 and 82.4% for the six months ended June 30, 2025 compared to 90.2% for the six months ended June 30, 2024. The decrease in gross margin is primarily due to additional warehouse expenditure related to the new Puerto Rico lease and increased tariffs on imported raw materials.

Research and Development

Research and development expenses for the three and six months ended June 30, 2025 and 2024 are summarized as follows:

	For the three months ended June 30,
	2025	2024	$ Change	% Change
Research and development	$181,641	$152,467	$29,174	19.1%
Percentage of revenue	143.2%	650.4%

	For the six months ended June 30,
	2025	2024	$ Change	% Change
Research and development	$575,505	$273,313	$302,192	110.6%
Percentage of revenue	120.1%	268.0%

Research and development expense increased by $29,174, or 19.1%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and by $302,192, or 110.6%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Our spending for research and development reflects growing capacity to satisfy customer feature requests and investing in our technology roadmap. The increases are primarily driven by onboarding of additional software and hardware development contractors.

Sales and Marketing

Sales and marketing expenses for the three and six months ended June 30, 2025 and 2024 is summarized as follows:

	For the three months ended June 30,
	2025	2024	$ Change	% Change
Sales and marketing	$770,247	$730,620	$39,627	5.4%
Percentage of revenue	607.3%	3,116.7%

	For the six months ended June 30,
	2025	2024	$ Change	% Change
Sales and marketing	$1,452,996	$1,124,586	328,410	29.2%
Percentage of revenue	303.1%	1,102.6%

Sales and marketing expense increased by $39,627, or 5.4%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and by $328,410 or 29.2%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Our spending for the three months ended March 31, 2025 reflects our continued pivot towards the market, with sales and marketing spending increasing by $328,410 or 29.2% year over year. We expect to increase this further in the following quarter to take advantage of additional public investment to build this department to drive growth.

The increases are primarily driven by the usage of additional modules and users in the customer relationship management software. Customer support labor cost also contributed to the increases.

General and Administrative

General and administrative expense for the three and six months ended June 30, 2025 and 2024 is summarized as follows:

	For the three months ended June 30,
	2025	2024	$ Change	% Change
General and administrative	$824,204	$246,216	$577,988	234.7%
Percentage of revenue	649.8%	1,050.3%

	For the six months ended June 30,
	2025	2024	$ Change	% Change
General and administrative	$1,441,935	$557,575	$884,360	158.6%
Percentage of revenue	300.8%	546.7%

General and administrative expense increased by $577,988, or 234.7%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and increased by $884,360, or 158.6%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increases are primarily due to labor cost pertaining to ramp up of the manufacturing facility in Puerto Rico, shipment of hardware, equipment and inventories between our manufacturing and testing facilities, and increased headcount in back office.

Other expenses – SAFE agreements

The tables below summarize the change in the fair value of SAFE agreements and the SAFE agreements activity for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,
	2025	2024	$ Change	% Change
Change in fair value of SAFE notes	$(17,980,118)	$(660,755)	$(17,319,363)	2,621%

	For the six months ended June 30,
	2025	2024	$ Change	% Change
Change in fair value of SAFE notes	$(17,368,415)	$(13,462,710)	$(3,905,705)	29%

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
SAFE agreements at fair value, beginning of period	$22,746,675	$18,904,905	$23,334,626	$4,602,950
SAFE agreements issued for cash	-	1,634,500	23,752	3,134,500
Change in fair value	17,980,118	660,755	17,368,415	13,462,710
SAFE notes converted into shares	(40,726,793)	-	(40,726,793)	-
SAFE agreements at fair value, end of period	$-	$21,200,160	$-	$21,200,160

The decrease in the balance of SAFE agreements was primarily driven by an increased estimated fair value of the Company and an increased probability of the Business Combination that closed on June 18, 2025, as described in Note 4, qualified as an “Equity Financing” under the terms of the Company’s SAFE agreements. As a result, all outstanding SAFE notes were converted into 2,909,057 shares of Common Stock. The Company recognized a fair value change in the SAFE notes of $17,368,415, based on the fair value of the Common Stock at Closing of $14.00 per share. Accordingly, no SAFE notes remained outstanding as of June 30, 2025.

Liquidity and Capital Resources

Funding Requirements and Going Concern

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. To date, we have funded our operations primarily with proceeds from the issuance of common shares to PIPE investors contemporaneously with the close of the Business Combination. Our future capital requirements will depend on many factors, including, but not limited to, our growth, our ability to attract and retain customers, the continued market acceptance of our solution, the timing and extent of spending necessary to support our efforts to develop our Dot Cloud and meet our performance obligations related to subscription sales of the same, the expansion of sales and marketing activities, and the impact of macroeconomic conditions on us and our customers’ and partners’ businesses. Further, we may enter into arrangements to acquire or invest in businesses, products, services, and technologies. We will need to raise additional capital in the future to finance our operations and expand our business.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management anticipates the Company will continue to incur substantial operating losses for the next several years and will need to obtain additional near-term financing in order to continue its research and development activities. Our ability to continue as a going concern is dependent on its ability to raise additional capital to fund research and development activities and meet obligations on a timely basis. However, there can be no assurance that sufficient funding will be available to allow us to successfully continue our research and development activities and commercialize our products.

If the Company is unable to obtain necessary funds through its business operations and the proceeds realized through the business combination, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on our business, results of operations, and prospects. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the date these interim unaudited consolidated financial statements are issued.

As of June 30, 2025 and December 31, 2024, we had cash of $6,492,646 and $721,032, respectively, and working capital (deficit) of $454,040 and ($1,215,988), respectively.

Sources of Liquidity

To date, we have funded our operations primarily with proceeds from the issuance of common shares to PIPE investors contemporaneously with the close of the Business Combination in the amount of $10,837,643 and proceeds from the issuance of bridge loans. As of June 30, 2025, we had cash of $6,492,646. In the future, we expect to finance our cash needs through a combination of equity, debt financings, and improvement of cash from operations derived from selling subscriptions to our platform.

As part of its funding efforts, on June 18, 2025, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with New Circle Principal Investment LLC (“New Circle”), which provides the Company the right, but not the obligation, to direct New Circle from time to time to purchase up to $50 million of the Company’s Common Shares during the commitment period ending June 18, 2028, at a discount of the volume-weighted average price (VWAP) over a defined pricing period. Under the SEPA, the Company may sell shares to the New Circle at a price based on either: option 1 – 97% of the lowest daily VWAP over the three trading days following the purchase notice, or option 2 – the greater of 85% of the VWAP or the lowest sale price on a specific trading day determined by the timing of the notice.

The Company has the option to issue a variable number of shares of Common Stock or cash in satisfaction of the $350,000 commitment fee agreed upon in SEPA. The Company has not paid the commitment fee as of the date the unaudited condensed consolidated financial statements.

Any purchase would be subject to certain limitations, including that New Circle shall not purchase any shares that would result in it and its affiliates beneficially owning more than 4.99% of the then outstanding voting power or number of shares of Common Stock or any shares that would exceed 19.99% of all shares of Common Stock of the Company outstanding on the date of the SEPA, unless Company shareholder approval was obtained allowing for issuances in excess of such amount (the “Exchange Cap”). The Exchange Cap will not apply under certain circumstances, including where the average purchase price of all applicable sales of Common Shares equals or exceeds the lower of (i) the Nasdaq Official Closing Price immediately preceding the Effective Date; or (ii) the average Nasdaq Official Closing Price for the five Trading Days immediately preceding the Effective Date.

Cash Flows

The following table shows a summary of our cash flow for the periods presented:

	For the six months ended June 30,
	2025	2024
Net cash (used in) operating activities	$(3,762,742)	$(2,327,632)
Net cash (used in) investing activities	(743,798)	(361,862)
Net cash provided by financing activities	$10,278,154	$3,134,500

Operating Activities

Our largest source of operating cash is investments made by our shareholders. Our primary uses of cash from operating activities are for employee-related expenditures, sales and marketing expenses, inventory purchases, and research & development activities. We generated negative cash flows from operations in the preceding two fiscal years. We have supplemented working capital through net proceeds from the sale of equity securities and bridge loans.

Cash used in operating activities was $3.8 million for the six months ended June 30, 2025. This consisted of a net loss of $30.1 million, adjusted for non-cash charges of $18.5 million, and changes in our operating assets and liabilities of $7.8 million. The non-cash charges were primarily composed of change in fair value expense of $17.4 million and loss on extinguishment of debt of $5.7 million.

Cash used in operating activities was $2.3 million for the six months ended June 30, 2024. This consisted of a net loss of $16.2 million, adjusted for non-cash charges of $13.6 million, and changes in our operating assets and liabilities of $229 thousand. The non-cash charges were primarily composed of change in fair value SAFE note expense of $13.5 million.

Investing Activities

Cash used in investing activities was $744 thousand for the six months ended June 30, 2025, which primarily consisted of $107 thousand of property and equipment purchases and $637 thousand of capital expenditures for internal-use software development costs.

Cash used in investing activities was $362 thousand for the six months ended June 30, 2024, which consisted of capital expenditures for internal-use software development costs.

Financing Activities

Cash provided by financing activities was $10.3 million for the six months ended June 30, 2025, which primarily consisted of $10.8 million in proceeds from PIPE investors.

Cash provided by financing activities was $3.1 million for the six months ended June 30, 2024, which consisted of $3.1 million of proceeds from issuance of bridge loans.

Contractual Obligations and Commitments

Our estimated future obligations consist of leases and non-cancelable purchase commitments as of June 30, 2025. For additional discussion on our leases and other commitments, refer to Note 13 – Leases and Note 15 – Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements, we believe that the following accounting policies are the most critical to fully understanding and evaluating our financial condition and results of operations.

Accounting for SAFE Agreements

In accordance with FASB ASC 815 40, Contracts in Entity’s Own Equity, the Company determined the SAFE agreements are freestanding financial instruments and accordingly are classified as “liabilities” in the accompanying condensed consolidated balance sheets. The SAFE agreements are carried at estimated fair value determined by the Company using a probability weighted expected return method.

Revenue Recognition

Revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.

We determine revenue recognition through the following steps:

1.	Identification of the contract, or contracts, with a customer;

2.	Identification of the performance obligations in the contract;

3.	Determination of the transaction price;

4.	Allocation of the transaction price to the performance obligations in the contract; and

5.	Recognition of revenue when, or as, we satisfy a performance obligation.

We offer feasibility studies which allow customers to gain insight into how data driven tracking could improve their business. As part of our studies, off-the-shelf components are installed on customer-owned assets which enable data to be captured by our beta Zero Infrastructure Mesh (“ZIM”) technology network. These feasibility studies allow the refinement of our software protocols and provide essential information for the continued development of our solution. Customers receive the information captured in our feasibility study reports. These feasibility study reports are the only performance obligation in our contracts.

We determined that the single promise to our customers is satisfied at a point in time. In reaching this conclusion, we considered the context of the contract and the nature of our promise to provide the customer with actionable insights to improve the management of their operations in a feasibility report.

The single performance obligation is satisfied at a point in time, as our customers do not consume the benefits of our studies until their feasibility report is delivered. Accordingly, the fixed consideration related to the performance obligation is recognized on when control of the feasibility report is transferred to the customer which is upon acceptance.

The estimates involved in revenue recognition pertain to determination of standalone selling price. Management considered the data inputs for the standalone selling price and determined that the adjusted market assessment approach provided the best estimate of the standalone selling price. The estimates applied have been reasonable in the past and the likelihood of change in estimate to impact the standalone selling price is remote.

Internal-Use Software Development

In accordance with FASB ASC Topic 350 40, Intangibles Goodwill and Other Internal Use Software, we capitalize software development costs incurred on new applications or enhancements to applications during the application development phase of software for internal use to provide services to customers. These capitalized costs include certain payroll and payroll related costs for employees and costs for outside consultants who are directly associated with and who devote time to internal use software projects. Costs incurred prior to the application development phase and after the market release are expensed as incurred.

Internal use software is amortized on a straight-line basis over its estimated useful life from the date the project is substantially complete and ready for its intended use. The estimated useful life will be determined based on management’s judgment on how long the core technology and functionality serves internal needs and the customer base. Once projects are substantially complete, management will evaluate the useful lives of these assets on an annual basis and will test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. These costs are not yet amortized as our SaaS solution has not been deployed.

Management considers use of estimates in determining the appropriate allocation of personnel costs (including fringe benefits and stock compensation) and software development consultants’ costs to software capitalization. Such costs were analyzed for reasonableness and the current basis (evaluation of project plans and stage) is determined to be the best estimate of the costs capitalized during the period. The estimates applied have been reasonable in the past and the likelihood of change in estimate to impact the software cost capitalized is remote.

Recently Issued and Adopted Accounting Pronouncements

We describe the recently issued accounting pronouncements that apply in Note 2 of the unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2025.

Emerging Growth Company Status

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our current management, including our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2025. Based on this evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2025, because of certain material weaknesses in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of June 30, 2025, were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Interim Report on Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Material Weaknesses

Costs of Goods Sold. During the preparation of financial statements for the quarter ended June 30, 2025, management identified multiple costs that were improperly included in cost of goods sold in the prior quarter ended March 31, 2025. The root cause of the error was a lack of a preventative control designed to ensure proper categorization of expenses on purchase orders generated by our operating departments. Furthermore, the Company lacked a detective control designed to ensure finance department management analyzed the cost of goods sold period over period increases aligned with budgeted and actual level of production. Our failure to properly design and implement adequate controls over financial reporting resulted in a $310,160 overstatement of cost of goods sold and corresponding understatement of total operating expenses. See Note 4 of the condensed consolidated financial statements (unaudited) included in this Quarterly Report on Form 10-Q.

Accounting Personnel and Financial Reporting Controls. Management also identified that the Company does not currently have adequate staffing in its accounting department and has not yet designed and implemented the appropriate processes and internal controls to support accurate and timely financial reporting, which (i) may restrict the Company’s ability to review and approve certain material journal entries which increases the likelihood that a material misstatement of interim or annual financial statements might not be prevented; and (ii) resulted in the Company’s inability to have proper segregation of duties between the preparation, review and approval of certain material reconciliations related to financial reporting in a timely manner.

Fair Value Calculation Controls. In addition, management identified a material weakness in the design of internal controls related to the review of the fair value calculation of SAFE notes performed by a third-party valuation specialist. The controls lacked the precision needed to detect inappropriate inputs that could materially impact valuation.

The Company is actively working to remediate the material weakness identified in this section captioned “Part I, Item 4. Controls and Procedures.” Remediation efforts include enhancing the design and implementation of controls over the accounting for financial instruments and hiring additional qualified accounting personnel.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in described in our Form S-4 and Closing Form 8-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Business disruptions could have serious adverse consequences on our future revenue and financial condition and result in losses that may not be covered by insurance.

Our operations, particularly our operations in Puerto Rico, could be subject to the impact of natural or man-made disasters or other business disruptions, which include, but are not limited to, earthquakes, hurricanes, typhoons, floods, water shortages, wildfires and fires, blizzards and other extreme weather conditions as well as power outages, telecommunications, transportation or infrastructure failure, cybersecurity incidents or physical security breaches related to such catastrophes, public health crises, such as pandemics and epidemics, and geopolitical conflicts, including acts of terrorism, war and civil disorder. We carry insurance against certain risks and in such amounts as we believe are customary for businesses of our kind. However, as the costs and availability of insurance change, we may decide not to be covered against certain losses, including losses resulting from such natural and man-made disasters or environmental liabilities where, in the judgment of management, the insurance is not warranted due to cost or availability of coverage or the remoteness of perceived risk. Furthermore, there are certain types of losses that are generally not insured because they are either uninsurable or not economically insurable. Moreover, the cost of insurance has increased significantly, including as a result of the impact of climate change and inflation, and we may not be able to obtain sufficient coverage at a reasonable cost to protect us against losses.

Our wholly-owned subsidiary in Puerto Rico has been granted certain incentives under Act 60 (described below), and the validity of these incentives are conditioned on our continuous compliance with the terms and conditions of the grant.

Our Puerto Rican subsidiary has been granted various incentives under Act 60, including a reduced 1% income tax rate on its industrial development income and a 15 year exemption term from (i) December 23, 2024 for income tax purposes, (ii) January 1, 2024 for real and personal property tax purposes, and (iii) January 1, 2025 for municipal license tax purposes.  The validity of these tax incentives is conditioned on our Puerto Rican subsidiary’s continuous compliance with the terms and conditions of the grant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 18, 2025, we consummated the private placement of 3,323,536 shares of Common Stock for an aggregate purchase price of $13,294,144 (the “Private Placement”). Following the closing of the Private Placement, proceeds of the sale of the Common Stock was available for the Company’s working capital purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit	Incorporation By Reference
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

PART III

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CID HOLDCO, INC..

Date: August 19, 2025	By:	/s/ Edmund Nabrotzky
	Name:	Edmund Nabrotzky
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Charles Maddox
	Name:	Charles Maddox
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)