Form 10-Q
period 2025-09-30
CID Holdco, Inc.
filed 2025-11-13
CIK 2033770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

The number of shares of the Common Stock of the registrant issued and outstanding as of November 10, 2025 was 27,773,322 shares of Common Stock.

CID HOLDCO, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements in this report other than historical facts are forward-looking and are based on current estimates, assumptions, trends, and projections. Statements which include the words “believes,” “seeks,” “expects,” “may,” “should,” “intends,” “likely,” “targets,” “plans,” “anticipates,” “estimates,” or the negative version of those words and similar expressions are intended to identify forward-looking statements. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those described in our the Registration Statement on Form S-4, filed with the U.S. Securities and Exchange Commission (“SEC”) on January 15, 2025 (as amended, the “Form S-4”) and as updated in the  Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 26, 2025 relating to the closing of our business combination with ShoulderUp Technology Acquisition Corp, a Delaware corporation, ShoulderUp Merger Sub, Inc., a Delaware corporation, SEI Merger Sub, Inc., a Delaware Corporation and SEE ID, Inc., a Nevada corporation (“Closing Form 8-K”) and in this Quarterly Report on Form 10-Q, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. You should pay particular attention to the important risk factors and cautionary statements described in the section of our Form S-4 and Closing Form 8-K respectively entitled “Risk Factors” and the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.” You should also carefully review the cautionary statements described in the other documents we file with the SEC, specifically the Annual Report on Form 10-K, all Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

You should not rely on forward-looking statements as predictions of future events, as we cannot guarantee that future results, levels of activity, performance or achievements will meet expectations. The forward-looking statements made herein are only made as of the date hereof, and we undertake no obligation to publicly update such forward-looking statements for any reason.

-ii-

PART 1 - FINANCIAL INFORMATION

Item 1. – Financial Statements (unaudited)

CID HOLDCO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$1,418,834	$721,032
Accounts receivable	915,027	50,264
Inventory	468,102	65,248
Prepaid expenses and other current assets	744,194	167,551
Total current assets	3,546,157	1,004,095
Noncurrent assets:
Property and equipment, net	478,171	11,286
Operating lease right-of-use assets (ROU)	735,871	307,892
Capitalized software development costs	2,660,194	1,761,396
Long-term assets	25,713	12,103
Total long-term assets	3,899,949	2,092,677
Total assets	$7,446,106	$3,096,772
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$933,306	$770,276
Accrued expenses	1,119,808	24,219
Accrued compensation	75,228	246,720
Accrued taxes	3,913,668	-
Deferred revenue, current portion	2,772,178	1,142,643
Operating lease liabilities, current portion	135,976	36,225
Total current liabilities	8,950,164	2,220,083
Long-term liabilities:
SAFE notes, net	-	23,334,626
Deferred revenue, net of current portion	-	1,570,572
Operating lease liabilities, net of current portion	614,126	265,413
Total long-term liabilities	614,126	25,170,611
Total liabilities	9,564,290	27,390,694
Shareholders’ equity (deficit)
Common stock, $0.0001 par value; 300,000,000 shares authorized; 27,743,322 and 12,210,718 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2,774	1,221
Additional paid-in capital	56,972,621	438,120
Accumulated deficit	(59,093,579)	(24,733,263)
Total shareholders’ deficit	(2,118,184)	(24,293,922)
Total liabilities and shareholders’ equity (deficit)	$7,446,106	$3,096,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

CID HOLDCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenue	$778,482	$81,636	$1,257,813	$183,631
Cost of goods sold	488,286	7,997	572,558	18,006
Gross profit	290,196	73,639	685,255	165,625
Operating expenses:
General and administrative	2,742,753	506,886	4,184,688	1,064,461
Research and development	397,135	186,678	972,640	459,991
Sales and marketing	1,111,895	638,584	2,564,891	1,763,170
Acquisition and integration	243,230	635,459	1,154,857	1,501,261
Depreciation and amortization	11,738	-	16,839	-
Total operating expenses	4,506,751	1,967,607	8,893,915	4,788,883
Loss from operations	(4,216,555)	(1,893,968)	(8,208,660)	(4,623,258)
Other expenses:
Interest expense	-	-	(328,763)	-
Change in fair value of SAFE notes	-	(764,446)	(17,368,415)	(14,227,156)
Transaction costs	-	-	(2,726,183)	-
Loss on extinguishment of debt	-	-	(5,728,295)	-
Total other expenses	-	(764,446)	(26,151,656)	(14,227,156)
Loss before income taxes	(4,216,555)	(2,658,414)	(34,360,316)	(18,850,414)
Provision for income taxes	-	-	-	-
Net loss	$(4,216,555)	$(2,658,414)	$(34,360,316)	$(18,850,414)

Net loss per share
Basic and diluted	$(0.15)	$(0.22)	$(1.89)	$(1.56)
Weighted average number of shares
Basic and diluted	27,645,033	12,210,718	18,146,608	12,095,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

CID HOLDCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

Three months ended	Legacy Common Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’ Equity
September 30, 2025	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances as of June 30, 2025	-	-	27,636,939	$2,764	$56,613,511	$(54,877,024)	$1,739,251
Share-based compensation	-	-	-	-	9,120	-	9,120
Share purchase commitment	-	-	106,383	10	349,990	-	350,000
Net loss	-	-	-	-	-	(4,216,555)	(4,216,555)
Balances as of September 30, 2025	-	$-	27,743,322	$2,774	$56,972,621	$(59,093,579)	$(2,118,184)

Three months ended	Legacy Common Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’ Equity
September 30, 2024	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances as of June 30, 2024 (as restated)	108,975,000	$108,975	-	$-	$305,828	$(19,387,833)	$(18,973,030)
Retroactive application of recapitalization	(108,975,000)	(108,975)	12,210,718	1,221	107,754	-	-
Balances as of June 30, 2024, adjusted (as restated)	-	-	12,210,718	1,221	413,582	(19,387,833)	(18,973,030)
Share-based compensation	-	-	-	-	14,533	-	14,533
Net loss	-	-	-	-	-	(2,658,414)	(2,658,414)
Balances as of September 30, 2024	-	$-	12,210,718	$1,221	$428,115	$(22,046,247)	$(21,616,911)

Nine months ended	Legacy Common Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’ Equity
September 30, 2025	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances as of December 31, 2024	108,975,000	$108,975	-	$-	$330,366	$(24,733,263)	$(24,293,922)
Retroactive application of recapitalization	(108,975,000)	(108,975)	12,210,718	1,221	107,754	-	-
Balances as of December 31, 2024, adjusted	-	-	12,210,718	1,221	438,120	(24,733,263)	(24,293,922)
Share-based compensation	-	-	-	-	28,862	-	28,862
Reverse recapitalization transactions, net	-	-	15,426,221	1,543	56,155,649	-	56,157,192
Share purchase commitment	-	-	106,383	10	349,990	-	350,000
Net loss	-	-	-	-	-	(34,360,316)	(34,360,316)
Balances as of September 30, 2025	-	$-	27,743,322	$2,774	$56,972,621	$(59,093,579)	$(2,118,184)

Nine months ended	Legacy Common Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’ Equity
September 30, 2024	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances as of December 31, 2023	108,975,000	$108,975	-	$-	$133,360	$(3,195,833)	$(2,953,498)
Retroactive application of recapitalization	(108,975,000)	(108,975)	12,208,851	1,221	107,754	-	-
Balances as of December 31, 2023, adjusted	-	-	12,208,851	1,221	241,114	(3,195,833)	(2,953,498)
Share-based compensation	-	-	1,868	-	187,001	-	187,001
Net loss	-	-	-	-	-	(18,850,414)	(18,850,414)
Balances as of September 30, 2024	-	$-	12,210,718	$1,221	$428,115	$(22,046,247)	$(21,616,911)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CID HOLDCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(34,360,316)	$(18,850,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,839	—
Change in fair value of SAFE notes	17,368,415	14,227,156
Transaction costs paid in shares	156,869	—
Share-based compensation expense	28,862	187,001
Noncash operating lease expense	64,857	11,890
Loss on debt extinguishment	5,728,295	—
Reverse recapitalization transaction	(4,739,169)	—
Fair value of shares issued as commitment fee	350,000	—
Change in operating assets and liabilities:
Accounts receivable	(864,763)	(92,252)
Prepaid and other assets	(572,655)	107,218
Inventory	(402,854)	(134,448)
Accounts payable	163,030	693,309
Accrued expense	1,095,589	6,572
Accrued compensation	(171,492)	(7,872)
Accrued interest	280,000	—
Accrued taxes	3,913,668	—
Operating lease liabilities	(61,968)	2,611
Short-term debt, net	3,750,000	—
Deferred revenue	58,963	750,000
Net cash used in operating activities	(8,197,830)	(3,099,229)
INVESTING ACTIVITIES
Purchase of property and equipment	(483,724)	—
Capitalized software development costs	(898,798)	(579,327)
Net cash used in investing activities	(1,382,522)	(579,327)
FINANCING ACTIVITIES
Proceeds from issuance of bridge loans	500,000	—
Proceeds from issuance of SAFE notes	23,752	3,834,500
Repayment of bridge loans	(1,660,545)	—
Proceeds from PIPE investments	10,837,643	—
Purchase of common stock	(5,000,000)	—
Proceeds from Trust account	5,577,304	—
Net cash provided by financing activities	10,278,154	3,834,500
Net increase in cash during period	697,802	155,944
Cash, beginning of period	721,032	605,760
Cash, end of period	$1,418,834	$761,704
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
ROU asset obtained in exchange for lease liability	$482,227	$324,426
Conversion of SAFE notes to equity	$40,726,793	$—
Conversion of short-term debt to equity	$2,456,500	$—
Cash paid for interest	$39,462	$—

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

Pursuant to the Business Combination Agreement, on June 18, 2025, each of the following transactions occurred in the following order: (a) ShoulderUp Merger Sub merged with and into SUAC, with SUAC continuing as the surviving entity, and, in connection therewith, each ordinary share of SUAC issued and outstanding immediately prior to the Closing Date were cancelled in exchange for the right of the holder thereof to receive, with respect to each ordinary share that is not redeemed or converted at Closing, one share of common stock of the Company (“Common Stock”); (b) SEI Merger Sub merged with and into SEE ID, with SEE ID continuing as the surviving entity, and, in connection therewith, (i) SEE ID Common Stock issued and outstanding immediately prior to the Closing Date were cancelled in exchange for the right of the holders thereof to receive shares of Common Stock as set forth in the Business Combination Agreement and (ii) any convertible securities of SEE ID were converted; and (c) as a result of the Mergers, SUAC and SEE ID each became wholly owned subsidiaries of the Company, and the Company became a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the provisions of applicable law.

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

In connection with the Business Combination, CID Holdco filed a registration statement on Form S-4 (File No. 333-282600) with the U.S. Securities and Exchange Commission (SEC), as amended (the “Registration Statement”). The Registration Statement was declared effective by the SEC on June 18, 2025. Subsequently, the Company filed a registration statement on Form S-1 (File No. 333-290052), as amended, which was declared effective by the SEC on September 18, 2025.

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

The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. The preparation of these condensed consolidated financial statements does not include any adjustments that may result from the outcome of this uncertainty. The Company’s condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2025, the Company had $1,418,834 in cash, a working capital deficit of $5,404,007 and accumulated deficit of $59,093,579. To date, the Company has funded its operations primarily with the net proceeds from the issuance of convertible promissory notes, the issuance and sale of equity securities, and subsequent to June 18, 2025 proceeds from the Business Combination. The Company expects to incur substantial operating losses for the next several years and has obtained additional near-term financing to continue its research and development activities.

On June 18, 2025, the Company entered into a share subscription line of credit agreement under which the Company can access up to $50,000,000 in aggregate proceeds (see Note 9) to fund its R&D activities and its operations.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes, which prescribes standardized categories and disaggregation of information in the reconciliation of provision for income taxes, requires disclosure of disaggregated income taxes paid, and modifies other income tax-related disclosure requirements. The updated standard is effective for us beginning with our fiscal year 2025 annual reporting period. The Company has evaluated the impact of this standard and, because it continues to operate in a loss position and does not pay income taxes, the adoption of this guidance is not expected to have a material impact on its condensed consolidated financial statements or related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures of certain additional expense information on an annual and interim basis, including, among other items, the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each income statement expense caption, as applicable. The updated standard is effective for our annual periods beginning in fiscal year 2026 and interim periods beginning in the first quarter of fiscal year 2027. The Company is currently evaluating the impact of this guidance but does not anticipate a material impact on its condensed consolidated financial statements or related disclosures.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. The Company believes judgment is involved in determining capitalized software development costs, the fair value of the SAFE agreements, useful lives of capitalized software development costs, share-based compensation, obsolete inventory, the put option under the standby equity purchase agreement and the valuation allowance on deferred income taxes. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ materially from those estimates and assumptions.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of advance payments for goods and services to be received in future periods, including insurance premiums, software licenses, maintenance contracts, and prepaid inventories. Prepaid expenses are recorded at cost and are expensed ratably over the period the benefits are realized. Prepaid inventories are advance payments made to suppliers for inventory that the company has not yet received. The Company periodically reviews the carrying value of prepaid expenses and other current assets to determine if any amounts are no longer recoverable, and records an expense in the period such determination is made.

Accounts Receivable

Accounts receivable are derived from customers located primarily in North America. The Company generally does not require collateral to support customer receivables.

Accounts receivable are reduced by an allowance for credit losses to reserve for potentially uncollectible amounts. The Company evaluates the collectability of its accounts receivable monthly, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for credit losses and deferred revenue, if any. The allowance for credit losses reflects the best estimate of probable losses. The Company writes off accounts receivable when they become uncollectible. As of September 30, 2025 and December 31, 2024, there was no accounts receivable allowance for credit losses. There was no credit losses for the three and nine months ended September 30, 2025 and 2024.

Inventory

Inventory consists of raw materials, work in progress and finished goods and is valued at the lower of cost or net realizable value (“NRV”), with cost determined by the first-in, first-out method. NRV is determined as the estimated selling price in the ordinary course of business less the estimated selling costs. Valuations are periodically performed by management, and a charge to operations is recorded if the carrying value of the item exceeds its estimated net realizable value. Management also periodically performs a valuation on allowance for excess and obsolete inventory. No valuation allowance was necessary as of September 30, 2025 and December 31, 2024.

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

Internal-use software is amortized on a straight-line basis over its estimated useful life from the date the project is substantially complete and ready for its intended use. The estimated useful life will be determined based on management’s judgment on how long the core technology and functionality serves internal needs and the customer base. Once projects are substantially complete, management will evaluate the useful lives of these assets and will test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. As of September 30, 2025 and 2024, and for the three and nine months then ended, no projects have been substantially completed and ready for their intended use, and no amortization was recorded in the accompanying condensed consolidated statements of operations.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to their fair value, which is normally determined through analysis of the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. As of September 30, 2025 and December 31, 2024, and for the three and nine months ended September 30, 2025 and 2024, no such indicators of impairment were identified, and accordingly, no impairment losses were recognized.

Leases

As permitted by ASC 842, the Company accounts for leases under ASC 842, Leases. The core principle of this standard is that a lessee should recognize the assets and liabilities that arise from leases, by recognizing in the condensed consolidated balance sheets a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.

The Company recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than 12 months. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.

The Company’s leases are capitalized at the present value of the minimum lease payments not yet paid. The Company uses either the rate implicit in the lease, if readily determinable, or the Company’s incremental borrowing rate in order to calculate the net present value of the lease liability. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms and in a similar economic environment. The Company has two operating leases for the facilities located in Bethesda, Maryland and Barceloneta, Puerto Rico.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company primarily recognizes revenue from the sale and delivery of products. As it is still in the early stages of developing its software-as-a-service (SaaS) product, most revenue is derived from product sales, including bridges, gateways, and labels.

Deferred revenue consists of payments received in advance of satisfaction of a performance obligation and is recognized as the performance obligations are satisfied.

The Company entered into an exclusivity agreement on November 8, 2024, and a partner agreement on December 18, 2024, with a major reseller. The exclusivity agreement grants the reseller the exclusive right to sell the Company’s products for one year, with automatic renewal for up to four additional one-year periods if specified sales targets are achieved. The partner agreement provides a 5% purchasing incentive based on the reseller’s quarterly growth in total solution purchases and requires the Company to contribute at least 1% of revenue toward marketing activities, paid as a rebate. Management concluded that the exclusivity agreement, partner agreement, and future product purchase orders should be combined and accounted for as a single contract under ASC 606.

In connection with the exclusivity agreement, the Company received a $2,000,000 payment from the reseller. Since exclusivity does not represent a distinct performance obligation under ASC 606, the payment was recorded as deferred revenue. Revenue will be recognized over the contract term in proportion to the products and services delivered, based on estimated total sales over the five-year period. These estimates will be reviewed quarterly and adjusted based on the reseller’s actual performance. As a result of the third quarter 2025 review, the Company reversed approximately $196,000 in revenue. If the reseller fails to meet sales targets and the agreement is terminated, any remaining deferred revenue will be recognized at that time.

Under ASC 606, both the incentive and rebate represent variable consideration, as they depend on actual sales volume. Management will estimate expected sales and related rebates to determine the transaction price and recognize revenue accordingly. The purchasing incentive and marketing rebate are not separate performance obligations, and variable consideration related to these incentives will be included in revenue only when it is probable that no significant reversal will occur once uncertainties are resolved. The Company will accrue the incentive amount at the end of each quarter when sales revenue is finalized.

Share-Based Compensation

The Company applies ASC 718, Stock Compensation, when recording share-based compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used in the Black-Scholes valuation model are as follows:

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

Expected Dividend Yield - Based on current yield at the grant date or the average dividend yield over the historical period. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

The share-based compensation expense is recognized on a straight-line basis based on the number of awards expected to vest over the requisite service period and is adjusted to reflect those awards that do ultimately vest with the offsetting credit to additional paid-in capital. For further details regarding share-based compensation (see Note 11).

Research and Development Costs

Expenditures related to the research and development of new products and processes are expensed as incurred. Research and development expenses consist primarily of compensation costs and fees paid to consultants and other expenses relating to the development and testing of the Company’s products.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, using the asset and liability approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records valuation allowances against deferred tax assets as deemed necessary.

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

Prior to the Closing, the Company inherited 15,675,000 public and private warrants from ShoulderUp, each exercisable at $11.50 per share. These warrants were considered antidilutive and excluded from the diluted net loss per share calculation for the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2025 and 2024, 20,017 of these warrants were forfeited, resulting in a net total of 15,654,983 warrants outstanding as of September 30, 2025.

Acquisition and Integration Costs

The Company incurred acquisition and integration costs of $243,230 and $1,154,857 for the three and nine months ended September 30, 2025, respectively, primarily related to professional fees, legal and accounting services, severance, and other costs associated with recent business combinations. These expenses are not included in general and administrative expenses in the condensed consolidated statements of operations. The Company expects to continue to incur certain integration costs in the near term as it finalizes system, process, and personnel integration activities.

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

Restatements and Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. In connection with these reclassifications, amounts previously reported as general and administrative expenses have been reallocated to acquisition and integration expenses. Amounts previously reported as advances to suppliers have been reclassified to prepaid expenses and other current assets. In addition, certain amounts previously reported as other assets have been reclassified to property and equipment, net. Furthermore, certain amounts previously reported as cost of goods sold have been restated to general and administrative expenses, research and development expenses and sales and marketing expenses based on the nature of the underlying costs. These restatements and reclassifications had no impact on total loss from operations, net loss, or shareholders’ equity (deficit) for any period presented.

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

On June 18, 2025, the Company consummated its Business Combination pursuant to the terms of the Business Combination Agreement. The Business Combination was structured as follows:

●	At the Closing, each ordinary share of ShoulderUp that was not redeemed or converted was exchanged for one share of Common Stock. Each issued and outstanding unit of ShoulderUp (“Unit”) was automatically separated into (i) one ordinary share and (ii) one-half of one warrant. Each whole warrant is exercisable to purchase one ordinary share at an exercise price of $11.50 per share.

●	A total of 506,589 shares of Common Stock were issued to the public shareholders of ShoulderUp. An additional 6,698,333 shares were issued to ShoulderUp’s officers and directors, ShoulderUp Technology Sponsor LLC (the “Sponsor”), and each transferee of founder shares.

●	1,345,001 shares of Common Stock were issued to certain original public shareholders who had previously agreed not to redeem their shares.

●	482,500 shares of Common Stock were issued to the holders of the ShoulderUp bridge loan to partially settle the outstanding loan balance at Closing. Lastly, 150,000 shares were issued to legal services provider DLA Piper LLP to partially settle outstanding service fees, pursuant to the Expense Release and Payment Agreement executed on June 3, 2025.

●	All of SEE ID’s 108,975,000 Common Stock issued and outstanding immediately prior to the Closing was canceled and converted into 12,210,718 shares of the Company’s Common Stock after giving effect to the exchange ratio of 0.11205.

●	2,909,057 shares of Common Stock were issued to the SEE ID SAFE note holders.

●	11,205 shares of Common Stock were issued in exchange for financial advisory services at Closing.

●	3,323,536 shares of Common Stock were issued to three major PIPE investors.

●	The Company assumed 15,654,983 public and private warrants of ShoulderUp, net of 20,017 forfeitures, as of September 30, 2025.

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

The following tables reconcile elements of the Business Combination to the Company’s condensed consolidated financial statements, and should be read in conjunction with the footnotes referenced above:

Recapitalization
Closing proceeds
Proceeds from Trust account	$5,577,304
Proceeds from PIPE investors	10,837,643
Proceeds from legacy ShoulderUp bank accounts	74,499
Closing disbursements
Less: Payment to purchase founder shares	(5,000,000)
Net cash proceeds from the Business Combination	$11,489,446
Noncash activities
Conversion of SAFE notes to equity	40,726,793
Conversion of short-term debt to equity	8,597,750
Transaction costs paid in shares	156,870
Less: Accrued taxes assumed from ShoulderUp	(3,913,668)
Less: Short-term debt assumed from ShoulderUp	(900,000)
Net equity impact of the Business Combination	$56,157,192
Par value of Common Stock issued	(1,543)
Total Impact of Business Combination on Additional Paid-in Capital	$56,155,649

Bridge Loan Agreements

For the three and nine months ended September 30, 2025, the Legacy Company entered into unsecured bridge loan agreements with two major lenders, totaling $2,850,000 in principal. These loans bear interest at an annual rate of 20%, calculated on a 365-day basis, and include a minimum interest provision requiring payment of at least 8% or 10% of the principal amount if repaid prior to their six-month maturity dates. As of the date of Closing, the Company recorded an accrued interest liability of $280,000, which was settled as of September 30, 2025.

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

Note 4 - Restatement and Reclassification of Prior Period Financial Statements

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

For the three and nine months ended September 30, 2024, the Company revised its expense presentation by reallocating certain amounts previously reported under cost of goods sold to general and administrative, research and development, and sales and marketing expenses to better reflect the nature of the underlying costs. In addition, certain expenses were reclassified among these operating expense categories. These revisions had no effect on total revenue, loss from operations, net loss, or shareholders’ equity (deficit) for any period presented. The impact of these reclassifications and restatements on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2024, is shown below:

	For the three months ended September 30, 2024
	As previously reported	Reclassification	Restatement	As adjusted
Revenue	$81,636	$-	-	$81,636
Cost of goods sold	145,201	-	(137,204)	7,997
Gross profit	$(63,565)	$-	$137,204	$73,639
Operating expenses:
General and administrative expenses	1,039,092	(532,305)	99	506,886
Research and development expenses	157,741	-	28,937	186,678
Sales and marketing	633,570	(103,154)	108,168	638,584
Acquisition and integration	-	635,459	-	635,459
Depreciation and amortization	-	-	-	-
Total operating expenses	1,830,403	-	137,204	1,967,607
Loss from operations	$(1,893,968)	$-	$-	$(1,893,968)

	For the nine months ended September 30, 2024
	As previously reported	Reclassification	Restatement	As adjusted
Revenue	$183,631	$-	$-	$183,631
Cost of goods sold	155,210	-	(137,204)	18,006
Gross profit	$28,421	$-	$137,204	$165,625
Operating expenses:
General and administrative expenses	2,462,469	(1,398,008)	99	1,064,461
Research and development expenses	431,054	-	28,937	459,991
Sales and marketing	1,758,156	(103,154)	108,168	1,763,170
Acquisition and integration	-	1,501,261	-	1,501,261
Depreciation and amortization	-	-	-	-
Total operating expenses	4,651,679	-	137,204	4,788,883
Loss from operations	$(4,623,258)	$-	$-	$(4,623,258)

Out of Period Adjustment

During the three months ended September 30, 2025, the Company identified an error in its previously issued financial statements that was corrected through an out of period adjustment in the condensed financial statements as of and for the three and nine months ended September 30, 2025.  The error related to non-redemption compensation incurred during the three months ended June 30, 2025 that was not recorded in that quarter.  As a result, the Company recorded an out of period adjustment in the amount of approximately $561,000 in the quarter ended September 30, 2025. The Company assessed this out of period adjustment both quantitatively and qualitatively and concluded the error was immaterial.

Note 5 - Concentrations

Concentration of Credit Risk Arising From Cash Deposits in Excess of Insured Limits

The Company maintains a cash balance with a U.S. financial institution, in which the balance exceeds the FDIC insured limit of $250,000. As of September 30, 2025 and December 31, 2024, the Company’s cash balance held at the financial institution exceeded the FDIC limit. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Significant Customers

A significant customer is defined as one that accounts for at least 10% of the Company’s revenue. For the three months ended September 30, 2025, sales to three customers accounted for 100% of total revenues, of which one customer contributed approximately 86% and the other customer contributed approximately 12%. For the nine months ended September 30, 2025, sales to three customers accounted for 100% of total revenues, of which one customer contributed approximately 90%. For the three months ended September 30, 2024, sales to three customers accounted for 100% of total revenues, of which one customer contributed approximately 86%. For the nine months ended September 30, 2024, sales to four customers accounted for 100% of total revenues, of which one customer contributed approximately 53% and another contributed approximately 38%.

As of September 30, 2025, the Company’s accounts receivable balance was concentrated among two customers. One customer accounted for approximately 90% of total accounts receivable, and another customer represented approximately 10%. As of September 30, 2024, the Company’s accounts receivable balance was concentrated among three customers. One customer accounted for approximately 75% of total accounts receivable, and another customer represented approximately 24%. The Company monitors the creditworthiness of its customers on an ongoing basis and believes that its credit risk is limited due to the financial strength and payment history of these customers. Management does not expect any material losses from these receivable concentrations and has not recorded an allowance for doubtful accounts, as all receivables are considered highly collectible.

Note 6 – Property and Equipment

Property and equipment, net, as of September 30, 2025 and December 31, 2024, consisted of the following:

	Estimated useful life	September 30, 2025	December 31, 2024
Equipment	5 years	495,010	11,286
Less: Accumulated depreciation and amortization		(16,839)	-
Property and equipment, net		478,171	11,286

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Depreciation expense	$11,738	$-	$16,839	$-

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

The Company capitalized software development costs of $2,660,194 and $1,761,396 as of September 30, 2025 and December 31, 2024, respectively.

For the three and nine months ended September 30, 2025 and 2024, there was no amortization expense recorded on capitalized software development costs as the software was not substantially complete and ready for its intended use.

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

The Business Combination, which closed on June 18, 2025, as described in Note 3, qualified as an “Equity Financing” under the terms of the Company’s SAFE agreements. As a result, all outstanding SAFE notes were converted into 2,909,057 shares of Common Stock. The Company recognized a fair value change in the SAFE notes of $17,368,415, based on the fair value of the Common Stock at Closing of $14.00 per share. Accordingly, no SAFE notes remained outstanding as of September 30, 2025.

For the three and nine months ended September 30, 2025 and 2024, the SAFE note activity was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
SAFE agreements at fair value, beginning of period	$-	$21,200,160	$23,334,626	$4,602,950
SAFE agreements issued for cash	-	700,000	23,752	3,834,500
Change in fair value	-	764,446	17,368,415	14,227,156
SAFE notes converted into shares	-	-	(40,726,793)	-
SAFE agreements at fair value, end of period	$-	$22,664,606	$-	$22,664,606

Derivative Instruments: Derivative instruments that are not traded on an exchange are valued using conventional calculations/models that are primarily based on unobservable inputs such as private company unit price and volatilities, and therefore, such derivative instruments are included in Level 3.

Upon the completion of the Business Combination, all outstanding derivatives were converted into shares of the Company’s Common Stock. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2025	December 31, 2024
Derivative liabilities	3	$-	$23,334,626

Note 9 - Equity Line of Credit:

As part of its funding efforts, on June 18, 2025, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with New Circle Principal Investment LLC (“New Circle”), which provides the Company the right, but not the obligation, to direct New Circle from time to time to purchase up to $50 million of the Company’s Common Shares during the commitment period ending June 18, 2028, at a discount of the volume-weighted average price (VWAP) over a defined pricing period. Under the SEPA, the Company may sell shares to New Circle at a price based on either: option 1 – 97% of the lowest daily VWAP over the three trading days following the purchase notice, or option 2 – the greater of 85% of the VWAP or the lowest sale price on a specific trading day determined by the timing of the notice.

The Company had the option to satisfy the $350,000 commitment fee under the SEPA through the issuance of a variable number of shares of Common Stock or by payment in cash. On September 24, 2025, the Company paid the commitment fee through the issuance of 106,383 shares of Common Stock, valued at $3.29 per share, which was determined based on the closing price of the Common Stock on September 18, 2025, the date the Form S-1 was declared effective by the SEC. The commitment fee of $350,000 was expensed in September 2025.

Before the Company elects to sell shares by issuing a purchase notice, the SEPA represents a purchased put option on the Company’s equity. Once the Company delivers a purchase notice under the SEPA, the related number of shares to be issued constitutes a forward contract to issue Common Stock. As the feature is embedded in an equity host, meets the definition of a derivative, and does not qualify for the equity scope exception under ASC 815 Derivatives and Hedging, it must be bifurcated and accounted for separately as a derivative asset or liability, depending on changes in the underlying stock price relative to the pegged discounted VWAP. The derivative is measured at fair value, with changes in fair value recognized in net loss. The fair value of the purchased put option was determined to be de minimis as of September 30, 2025, and therefore was not recorded on the Company’s balance sheet as of that date.

No purchase notices were issued during the three and nine months ended September 30, 2025. On October 13, 2025, the Company issued a purchase notice to sell 30,000 shares of its Common Stock. The purchase price was settled at $2.6172 per share, resulting in total cash proceeds of $78,516.

Note 10 – Shareholders’ Equity

Reverse Recapitalization

As described in Note 3, Business Combination and Reverse Recapitalization, all historical equity data, including stock option data, in these unaudited condensed consolidated financial statements has been retrospectively adjusted by the Exchange Ratio to reflect the reverse recapitalization that occurred on June 18, 2025.

Common Stock

As of September 30, 2025, the Company had authorized 300,000,000 shares of Common Stock, par value $0.0001 per share. As of September 30, 2025, 27,743,322 shares of Common Stock were issued and outstanding, and 272,256,678 shares of Common Stock were reserved for future issuance.

Note 11 - Equity Incentive Plan

In January 2021, the Company adopted the 2021 Equity Inventive Plan (the “Incentive Plan”), which provides for grants of awards in the form of incentive stock options, non-qualified stock options, and restricted stock awards to selected employees, directors, and independent contractors of the Company and its affiliates, as defined in the Incentive Plan. The aggregate number of shares of the Company’s Common Stock that may be issued under the Incentive Plan shall not exceed 4,672,506. The purpose of the Incentive Plan is to encourage and enable selected participants to acquire or to increase their holdings of the Company’s Common Stock and other equity-based interests in the Company in order to promote a closer identification of their interests with those of the Company and its stockholders. The Incentive Plan is administered by the Company’s Board of Directors, which determines the people to whom awards will be granted, the type of awards to be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the Incentive Plan.

Stock Options

Stock option activity for the nine months ended September 30, 2025 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2024	2,032,521	$0.1151	6.22
Options granted	-	-	-
Options exercised	-	-	-
Options cancelled	(170,715)	0.1759	n/a
Options outstanding as of September 30, 2025	1,861,806	0.1095	5.91
Total vested as of September 30, 2025	1,797,840	$0.1008	6.08

For the three and nine months ended September 30, 2025, the Company recognized share-based compensation expense relating to stock options totaling $9,120 and $28,862, respectively. For the three and nine months ended September 30, 2024, the Company recognized share-based compensation relating to stock options totaling $8,778 and $80,372, respectively. Share-based compensation expense relating to stock options is included in “General and administrative” in the accompanying condensed consolidated statements of operations.

As of September 30, 2025, there was a total of approximately $14,493 of unrecognized share-based compensation cost relating to outstanding stock options, which is expected to be recognized over a weighted-average period of 0.55 years.

Restricted Stock Awards

For the three and nine months ended September 30, 2025 and 2024, the Company did not grant any restricted stock awards.

As of September 30, 2025 and December 31, 2024, there were no unvested restricted stock awards.

For the three and nine months ended September 30, 2025, the Company did not recognize any share-based compensation relating to restricted stock awards. For the three and nine months ended September 30, 2024, the Company recognized share-based compensation relating to restricted stock awards totaling $5,755 and $106,629, respectively. Share-based compensation relating to restricted stock awards is included in “General and administrative” in the accompanying consolidated statements of operations.

As of September 30, 2025, there were no unrecognized share-based compensation costs relating to restricted stock awards.

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

For the nine months ended September 30, 2025 and 2024, shares of Common Stock underlying stock options totaling 1,861,806 and 2,032,521, respectively, and no unvested restricted stock awards, were excluded from the calculation of diluted net loss per share because they were antidilutive. In addition, 15,654,983 warrants outstanding as of September 30, 2025 were out of the money and also excluded from the calculation of diluted net loss per share for being antidilutive.

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

In January 2025, the Company entered into a noncancelable operating lease agreement with an unrelated third-party for a 16,000 square foot facility in Puerto Rico. This lease commenced on February 1, 2025 on a month-to-month basis and became a long-term lease with an initial term of 5 years on June 1, 2025. The initial base rent is $7.00 per square foot, or $9,333 per month, for the first two years, increasing to $7.50 per square foot for the third year and increases by 3% annually thereafter. Under the terms of this lease, the Company is also responsible for their own utilities and a proportionate share of the operating expenses of the premises, not to exceed $3.25 per square foot.

The components of lease expense were as follows for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease cost	$51,298	$21,553	$104,319	$21,553
Other short-term lease cost	22,170	6,228	93,516	16,879
Total lease cost	$73,468	$27,781	$197,835	$38,432

The following table summarizes the operating lease asset and liabilities recorded as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Operating lease right-of-use asset, gross	$824,314	$331,478
Accumulated amortization	(88,443)	(23,586)
Operating lease right-of-use asset, net	735,871	307,892

Short-term operating lease liabilities	135,976	36,225
Long-term operating lease liabilities	614,126	265,413
Total operating lease liabilities	$750,102	$301,638

Weighted average operating lease term	4.37 years	4.75 years
Weighted average operating lease discount rate	9.50%	11.83%

The following table summarizes future minimum lease commitments as of September 30, 2025:

Year ending December 31,	Operating Leases
2025 (remaining 3 months)	$49,789
2026	200,462
2027	207,783
2028	215,950
2029	197,905
Thereafter	42,436
Total lease payments	914,325
Less: imputed interest	(164,223)
Present value of lease liabilities	$750,102

Note 14 - Related Party Transactions

The Company had entered into SAFE agreements with Charles Maddox, the Chief Financial Officer and a stockholder, for proceeds totaling $28,833. On June 18, 2025, in connection with the Business Combination, these SAFE agreements converted into 2,156 Common Stock of the Company.

In August 2024, the Company entered into a $1,500,000 purchase order with Pope Technologies LLC for certain products, hardware, installation, programming, subscription, and training services. As of December 31, 2024, $750,000 had been received and recorded as deferred revenue in the accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2025, the Company delivered a portion of the products and recognized $24,750 of revenue from the deferred revenue balance. Pope Technologies LLC is owned by a director of the Company.

Effective January 1, 2022, the Company entered into a customer agreement with PRB Transportation, LLC, a related party owned in part by Charles Maddox, the Company’s Chief Financial Officer and a stockholder, and Jeff Andersen, a stockholder. Revenues recognized from this agreement totaled $11,737 and $3,445 for the three months ended September 30, 2025 and 2024, respectively, and $20,328 and $11,978 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, amounts outstanding under this agreement were $0 and $1,164, respectively, and are included in “Accounts receivable” on the accompanying condensed consolidated balance sheets.

Beginning on August 1, 2024, the Company began subleasing an office/warehouse space in Las Vegas, Nevada from Pope Technologies LLC. The term of this sublease is for one year and the rent is $1,280 per month. Pope Technologies LLC is owned by a director of the Company. The rent expense was $16,170 and $23,850 for the three and nine months ended September 30, 2025, respectively. In September 2025, the Company paid a one-time fee of $13,610 to terminate the lease. The lease was terminated as of September 30, 2025.

Beginning on March 1, 2024, the Company began subleasing an office space in Campo Alegre Manati, Puerto Rico from Enzymatic Holdings Corp. The term of this sublease was for one year and the rent was $1,167 per month, plus a one-third share of the cost of utilities. Enzymatic Holdings Corp., LLC is owned, in part, by certain stockholders of the Company. This lease terminated on February 28, 2025, and was not renewed. The rent expense was $0 and $2,334 for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2024, the rent expense was $3,501 and $8,169, respectively.

Beginning on February 1, 2025, the Company began subleasing an office space in Barceloneta, Puerto Rico from Cruce Davila Development, LLC. The term of this sublease was month-to-month, and the rent was $12,333 per month. This lease ended on May 31, 2025. On June 1, 2025, the Company renewed the lease for a five-year term, which was recognized as a right-of-use asset with corresponding short-term and long-term lease liabilities in the Company’s financial statements as of that date. The rent expense for the short-term lease expense was $0 and $49,332 for the three and nine months ended September 30, 2025, respectively.

Note 15 – Accrued Expenses

Accrued expenses as of September 30, 2025 and December 31, 2024, consisted of the following:

	September 30, 2025	December 31, 2024
Transaction costs accrued for Cohen Capital Market	$1,003,500	$-
Board of directors’ fees	70,000	-
Credit card expense accrual	37,676	24,219
Other month-end liability accrual	8,632	-
Total accrued expenses	$1,119,808	$24,219

Note 16 – Commitment and Contingencies

On May 22, 2025, the Company terminated the employment of one of its founders, who also served as the Customer Experience Officer. The former employee did not execute the termination agreement prior to its expiration during the third quarter and has subsequently filed a lawsuit against the Company on September 8, 2025. In response, the Company filed a motion to dismiss several causes of action on October 23, 2025. The Company has requested that the court dismiss all claims in their entirety. The former employee holds 5,000,260 shares of the Company’s Common Stock. In connection with the expiration of the termination agreement during the third quarter, 170,715 stock options that were exercisable at $0.176 per share after applying the 8.1% stock option conversion ratio to the original exercise price of $0.0143 per share were forfeited.  The outcome of this legal matter is not known or probable at this time, therefore, no amounts have been accrued for a settlement.

In addition to the matters described above, in the ordinary course of business, the Company may become subject to litigation, claims, and regulatory matters. Although it is not feasible to predict the outcome of these matters, the Company believes, unless otherwise indicated below, given the information currently available, that the ultimate resolution of any particular matter, or matters that have the same legal or factual issues, will not have a material adverse effect on its financial condition, results of operations and cash flows.

Note 17 - Segment Reporting

The Company operates a single reportable segment, which generates revenue primarily from delivering feasibility study reports that help customers understand how data-driven tracking can enhance their business operations. This segment also encompasses exclusivity arrangements with resellers, providing them protection from competitive sales. The focus on this segment reflects the Company’s strategy to leverage its data-driven insights and reseller partnerships to expand market reach and drive sustainable growth.

The Company’s chief operating decision-makers (the “CODM”), which are the Company’s Chief Executive Officer and Chief Financial Officer, assess performance for the reportable segment and decide how to allocate resources using net income as the primary measure of profitability. The CODM are not regularly provided with specific segment expenses, but focus on revenue, gross profit, and net income/loss. Expense information, including cost of goods sold, can be easily computed from the information provided. This segment’s measures of profitability are shown in the condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

Note 18 – Income Taxes

For the three and nine months ended September 30, 2025 and 2024, the Company recorded no income tax expense or benefit due to pre-tax book losses. The Company’s effective tax rate for these periods was 0%, which differs from the statutory federal rate primarily due to the Company’s pre-tax losses that generate deferred tax assets (DTAs) related to net operating loss (NOL) carryforwards. Based on the weight of available evidence, including its cumulative history of operating losses, management has determined that it is more likely than not that these deferred tax assets will not be realized, and therefore continues to maintain a full valuation allowance as of September 30, 2025. As a result, the Company expects to maintain a full valuation allowance for the entire fiscal year, and its estimated annual effective tax rate for 2025 remains 0%. The Company’s deferred tax assets, net of the valuation allowance, were $0 as of September 30, 2025

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The Company is evaluating the full effects of the legislation on the Company, including the Company’s cash tax position, but the Company expects that the legislation will not have a material impact on the Company’s financial statements. As the legislation was signed into law after the second quarter, the financial impacts are not included within the condensed consolidated statement of operations.

In connection with the Business Combination, the Company assumed an excise tax liability of $3,905,240 and a franchise tax liability of $8,428, both of which were incurred prior to the Closing and were recorded as assumed obligations from the reverse recapitalization transaction. Accordingly, the Company recorded a total accrued tax liability of $3,913,668 related to the Business Combination. As of September 30, 2025, the Company also recorded a $1,977 sales tax receivable under other current assets account.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company is not subject to taxation in foreign countries. The Company’s effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter, an estimate of the annual effective tax rate is updated should the Company revise its forecast of earnings based upon its operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. The Company’s effective tax rate was 0% for each of the three and nine months ended September 30, 2025 and 2024.

The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for each of the three and nine months ended September 30, 2025 and 2024 was primarily due to changes in deferred tax balances, fully offset by valuation allowances.

Note 19 - Subsequent Events

On October 13, 2025, in connection with the SEPA executed with New Circle on June 18, 2025, the Company issued a purchase notice to sell 30,000 shares of its Common Stock. The purchase price was settled at $2.6172 per share, resulting in total cash proceeds of $78,516..

On October 23, 2025, the Company filed a motion to dismiss several causes of action brought by the terminated founder employee, as disclosed in Note 15, Commitments and Contingencies, and requested that the court dismiss all claims filed against the Company in their entirety.

On October 24, 2025, the Company filed an action for declaratory relief against a former employee who was terminated under the terms of his employment. The filing seeks clarification regarding a dispute over alleged verbal claims related to salary increases and back pay for which no formal contractual agreements exist.

On October 27, 2025, the Company entered into a non-binding term sheet with an investment firm for the issuance of an $8 million secured promissory note with simple interest at 7% and a 24 month maturity from issuance.  The transaction is subject to the execution of a definitive agreement and will include additional terms.

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

In connection with the Business Combination, CID Holdco filed a registration statement on Form S-4 (File No. 333-282600) (as amended, the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”). On June 18, 2025, the Registration Statement was declared effective by the SEC. At Closing, the assets and liabilities of Legacy Company were combined with the assets and liabilities ShoulderUp Technology Acquisition Corp on a historical cost basis. All Legacy Company Common Stock was exchanged for Common Stock of the Company based upon the exchange ratio as defined in the Business Combination Agreement as Aggregate Merger Consideration (13,000,000 CID Holdco shares) divided by the Company Fully Diluted Common Stock (159,915,641) or 8.129%. Stock options of Legacy Company were not exercised and remain outstanding after giving into effect the exchange ratio. In connection with the Business Combination, we incurred transaction costs, settled certain SUAC related party notes through the issuance of common shares, converted SAFE notes into Common Stock of the Company, and raised cash proceeds from PIPE investors. Additional information regarding the Business Combination and Reverse Recapitalization is provided in Note 3 to the unaudited condensed consolidated financial statements.

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

Expanding Within Our Existing Customer Base

We believe that there is a significant opportunity to expand sales to existing customers following their initial adoption of our Dot Cloud. We will expand our customer base by selling more applications and expanding use of existing applications across geographies and divisions. Our ability to expand within our customer base will depend on a number of factors, including our customers’ satisfaction, pricing, competition, macroeconomic factors, and changes in our customers’ spending levels. While there are many factors involved in this expansion, the Customer Success department will be the key internal driver to retention and expansion of customer revenue. At this juncture, it is not a significant part of our operational expense but will require additional investment as our bookings increase and our channel support requirements come online.

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

Currently, revenues are primarily related to the delivery of hardware products such as bridges, labels and gateways to customers. We also provide feasibility study reports to customers seeking to gain insight into how data driven tracking could improve their business, which is recognized upon acceptance of the feasibility report.

Allocation of Overhead Costs

Overhead costs that are not directly attributable to a specific functional group are allocated based on relative usage. These costs include expenses related to warehouse lease and cloud hosting services.

Cost of Goods Sold

Cost of goods sold will consists primarily of cellular-related costs, third-party cloud infrastructure expenses, customer support costs, warranty charges, employee-related costs directly associated with our customer support and operations, including salaries, employee benefits and share-based compensation, amortization of internal-use software development, certain cloud computing implementation costs, expenses related to shipping and handling, packaging, fulfillment, warehousing, write-downs of excess and obsolete inventory, and allocated overhead costs.

As our customers expand and increase the use of our Dot Cloud driven by additional IoT devices and Applications, our cost of goods sold may vary from quarter to quarter as a percentage of our revenue due to the timing and extent of these expenses. We intend to continue to invest additional resources in our Dot Cloud and customer support and operations personnel as we grow our business. The level and timing of investment in these areas will affect our cost of goods sold in the future.

Operating Expenses

Research and development

Research and development expenses consist primarily of employee-related costs, including salaries, employee benefits and share-based compensation, depreciation and other expenses related to prototyping IoT devices, product initiatives, software subscriptions, hosting used in research and development, and allocated overhead costs. We continue to focus our research and development efforts on adding new features and products and enhancing the utility of our Dot Cloud. We capitalize the portion of our internal-use software development costs that meets the criteria for capitalization. We expect our research and development expenses to generally increase in absolute dollars for the foreseeable future as we continue to invest in research and development efforts to enhance our Dot Cloud. Our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

Sales and marketing

Sales and marketing expenses consist primarily of employee-related costs directly associated with our sales and marketing activities, including salaries, employee benefits and share-based compensation, and sales commissions. Sales and marketing expenses also include expenditures related to advertising, media, marketing, promotional costs, free trial expenses, brand awareness activities, business development, corporate partnerships, travel, conferences and events, professional services, and allocated overhead costs. We also have a heavy reliance on contracted services in these areas which are reflected in the department spend. We plan to continue to invest in sales and marketing to grow our customer base and increase our brand awareness. As a result, we expect our sales and marketing expenses to increase in absolute dollars for the foreseeable future. Our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

General and administrative

General and administrative expenses consist of employee-related costs for executive, finance, legal, human resources, facilities, and certain IT personnel, including salaries, employee benefits and share-based compensation, professional fees for external legal, accounting, recruiting and other consulting services, credit losses, allocated overhead costs, and unallocated lease costs. We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future to support our growth and because of additional costs associated with legal, accounting, compliance, insurance, investor relations, and other areas associated with being a public company. Our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

Interest expense

Interest expense consists primarily of interest incurred for our short-term bridge loans.

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

Results of Operations

Comparison of Three and nine months Ended September 30, 2025 and 2024.

Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin

Our total revenue, cost of goods sold, gross profit, and gross margin for the three and nine months ended September 30, 2025 and 2024 are summarized as follows:

	For the three months ended September 30,
	2025	2024 (As Restated)	$ Change	% Change
Revenue	$778,482	$81,636	$696,846	853.6%
Cost of goods sold	488,286	7,997	480,289	6,005.9%
Gross profit	$290,196	$73,639	$216,557	294.1%
Gross margin %	37.3%	90.2%	31.1%	34.5%

	For the nine months ended September 30,
	2025	2024 (As Restated)	$ Change	% Change
Revenue	$1,257,813	$183,631	$1,074,182	585.0%
Cost of goods sold	572,558	18,006	554,552	3,079.8%
Gross profit	$685,255	$165,625	$519,630	313.7%
Gross margin %	54.5%	90.2%	48.4%	53.6%

For the three months ended September 30, 2025, total revenue increased by approximately $697 thousand, or 853.6%, to $778 thousand compared to $82 thousand for the same period in 2024. The increase was primarily attributable to product revenue recognized during the current quarter from sales of bridges, gateways, and labels to existing customers, partially offset by a $196 thousand revenue reversal tied to an updated estimate based on the timing of actual revenue recognized compared to the estimate utilized related to the $2 million exclusivity client payment. Based on expected $175 million client spend over the 5-year term to retain exclusivity,  the Company refined its estimate to recognize the exclusivity payment as revenue across the full 5 years.

Total cost of goods sold increased by $480 thousand, or 6,005.9%, to $488 thousand, reflecting higher material and labor costs associated with increased product sales. As a result, gross profit increased by $217 thousand, or 294.1%, to $290 thousand, compared to $74 thousand for the same period in 2024. Gross margin decreased to 37.3% from 90.2%, primarily due to the higher proportion of product sales, which generally carry lower margins.

For the nine months ended September 30, 2025, total revenue increased by approximately $1,074 thousand, or 585.0%, to $1,258 thousand compared to $184 thousand for the same period in 2024. The increase was primarily attributable to product revenue recognized during the current period from sales of bridges, gateways, and labels to existing customers. Total cost of goods sold increased by $555 thousand, or 3,079.8%, to $573 thousand, reflecting higher material and labor costs associated with increased product sales. As a result, gross profit increased by $520 thousand, or 313.7%, to $685 thousand compared to $166 thousand for the same period in 2024. Gross margin decreased to 54.5% from 90.2%, primarily due to the higher proportion of product sales, which generally carry lower margins.

Research and Development

Research and development expenses for the three and nine months ended September 30, 2025 and 2024 are summarized as follows:

	For the three months ended September 30,
	2025	2024 (As Restated)	$ Change	% Change
Research and development	$397,135	$186,678	$210,457	112.7%
Percentage of revenue	51.0%	228.7%

	For the nine months ended September 30,
	2025	2024 (As Restated)	$Change	% Change
Research and development	$972,640	$459,991	$512,649	111.4%
Percentage of revenue	77.3%	250.5%

Research and development (“R&D”) expenses were $397 thousand for the three months ended September 30, 2025, an increase of $210 thousand, or 112.7%, compared to $187 thousand for the same period in 2024. The increase was primarily driven by the onboarding of additional software and hardware development contractors, as well as higher personnel-related and prototype development costs to support new product initiatives. Our spending for research and development reflects our growing capacity to satisfy customer feature requests and continued investment in our technology roadmap. As a percentage of revenue, R&D expenses decreased to 51.0% from 228.7%, primarily due to significantly higher revenue in the current period.

For the nine months ended September 30, 2025, research and development (“R&D”) expenses increased by $512 thousand, or 111.4%, to $973 thousand compared to $460 thousand in the prior-year period. The year-to-date increase was primarily driven by onboarding additional development contractors and expanding engineering activities in support of the Company’s long-term product innovation goals. R&D expenses represented 77.3% of total revenue for the nine months ended September 30, 2025, compared to 250.5% in the same period of 2024, reflecting improved operating leverage as revenue expanded.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 2025 and 2024 are summarized as follows:

	For the three months ended September 30,
	2025	2024 (As Restated)	$ Change	% Change
Sales and marketing	$1,111,895	$638,584	$473,311	74.1%
Percentage of revenue	142.8%	782.2%

	For the nine months ended September 30,
	2025	2024 (As Restated)	$ Change	% Change
Sales and marketing	$2,564,891	$1,763,170	801,721	45.5%
Percentage of revenue	203.9%	960.2%

For the three months ended September 30, 2025, sales and marketing expenses totaled $1,112 thousand, an increase of $473 thousand, or 74.1%, compared to $639 thousand for the same period in 2024. The increase was primarily driven by enhanced functionality in our customer relationship management software, as well as additional investment in customer support to expand our sales and marketing capabilities We expect to further increase spending in the following quarter to leverage additional public investment and strengthen this department to drive growth.

For the nine months ended September 30, 2025, sales and marketing expenses totaled $2,565 thousand, an increase of $802 thousand, or 45.5%, compared to $1,763 thousand in the same period of 2024, demonstrating the Company’s ongoing commitment to market expansion and revenue growth.

General and Administrative

General and administrative expense for the three and nine months ended September 30, 2025 and 2024 are summarized as follows:

	For the three months ended September 30,
	2025	2024 (As Restated)	$ Change	% Change
General and administrative	$2,742,753	$506,886	$2,235,867	441.1%
Percentage of revenue	352.3%	620.9%

	For the nine months ended September 30,
	2025	2024 (As Restated)	$ Change	% Change
General and administrative	$4,184,688	$1,064,461	$3,120,227	293.1%
Percentage of revenue	332.7%	579.7%

For the three months ended September 30, 2025, general and administrative expenses totaled $2,743 thousand, an increase of $2,236 thousand, or 441.1%, compared to $507 thousand in the same period last year. The increase is primarily driven by labor costs related to the ramp-up of operations, higher administrative support for business functions, and increased back-office headcount. For the nine months ended September 30, 2025, general and administrative expenses totaled $4,185 thousand, up $3,120 thousand, or 293.1%, compared to $1,064 thousand in the prior year, reflecting the continued expansion of operational infrastructure to support company growth.

Acquisition and integration

Acquisition and integration expense for the three and nine months ended September 30, 2025 and 2024 are summarized as follows:

	For the three months ended September 30,
	2025	2024	$ Change	% Change
Acquisition and integration	$243,230	$635,459	$(392,229)	(61.7)%
Percentage of revenue	31.2%	778.4%

	For the nine months ended September 30,
	2025	2024	$ Change	% Change
Acquisition and integration	$1,154,857	$1,501,261	$(346,404)	(23.1)%
Percentage of revenue	91.8%	817.5%

For the three months ended September 30, 2025, acquisition and integration expenses were $243 thousand, a decrease of $392 thousand, or 61.7%, compared to $635 thousand in the same period of 2024. The decrease reflects lower professional and consulting costs as the Company completed the Business Combination on June 18, 2025. For the nine months ended September 30, 2025, acquisition and integration expenses totaled $1,155 thousand, a decline of $346 thousand, or 23.1%, compared to $1,501 thousand in the prior year period. These expenses primarily consisted of accounting, auditing, and legal fees incurred in connection with the Business Combination, as well as other costs related to transaction execution and post-acquisition integration activities.

Other expenses – SAFE agreements

The tables below summarize the change in the fair value of SAFE agreements and the SAFE agreements activity for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30,
	2025	2024	$ Change	% Change
Change in fair value of SAFE notes	$-	$(764,446)	$764,446	-100%

	For the nine months ended September 30,
	2025	2024	$ Change	% Change
Change in fair value of SAFE notes	$(17,368,415)	$(14,227,156)	$(3,141,259)	22%

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024 (As Restated)
SAFE agreements at fair value, beginning of period	$-	$21,200,160	$23,334,626	$4,602,950
SAFE agreements issued for cash	-	700,000	23,752	3,834,500
Change in fair value	-	764,446	17,368,415	14,227,156
SAFE notes converted into shares	-	-	(40,726,793)	-
SAFE agreements at fair value, end of period	$-	$22,664,606	$-	$22,664,606

For the three months ended September 30, 2025, there was no change in the fair value of SAFE notes, compared to a decrease of $0.8 million in the same period of 2024, representing a 100% decline. For the nine months ended September 30, 2025, the Company recorded a decrease in fair value of $17.4 million, compared to a decrease of $14.2 million in the prior year, an increase of $3.1 million, or 22%.

At the beginning of the three-month period, no SAFE agreements were outstanding, compared to $22.7 million at the same point in 2024. During the nine months ended September 30, 2025, SAFE agreements at fair value decreased from $23.3 million to zero, following the conversion of all outstanding notes into 2,909,057 shares of Common Stock. No new SAFE agreements were issued for cash during the three months ended September 30, 2025. The change in fair value of $17.4 million for the nine months ended September 30, 2025, was based on the fair value of Common Stock at closing of $14.00 per share.

The decrease in the balance of SAFE agreements was primarily driven by the increased estimated fair value of the Company and the higher probability of the Business Combination, which closed on June 18, 2025, qualifying as an “Equity Financing” under the terms of the Company’s SAFE agreements. As a result, all outstanding SAFE notes were converted into Common Stock, and no SAFE notes remained outstanding as of September 30, 2025.

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

As of September 30, 2025 and December 31, 2024, we had cash of $1,418,834 and $721,032, respectively, and working capital deficit of $5,404,007 and $1,215,988, respectively.

Sources of Liquidity

To date, we have funded our operations primarily with proceeds from the issuance of common shares to PIPE investors contemporaneously with the close of the Business Combination in the amount of $10,837,643 and proceeds from the issuance of bridge loans. As of September 30, 2025, we had cash of $1,418,834. In the future, we expect to finance our cash needs through a combination of equity, debt financings, and improvement of cash from operations derived from selling subscriptions to our platform.

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

The Company had the option to satisfy the $350,000 commitment fee under the SEPA through the issuance of a variable number of shares of Common Stock or by payment in cash. On September 24, 2025, the Company paid the commitment fee through the issuance of 106,383 shares of Common Stock, valued at $3.29 per share, which was determined based on the closing price of the Common Stock on September 18, 2025, the date the Form S-1 was declared effective by the SEC. The commitment fee of $350,000 was expensed in September 2025.

Before the Company elects to sell shares by issuing a purchase notice, the SEPA represents a purchased put option on the Company’s equity. Once the Company delivers a purchase notice under the SEPA, the related number of shares to be issued constitutes a forward contract to issue common stock. As the feature is embedded in an equity host, meets the definition of a derivative, and does not qualify for the equity scope exception under ASC 815 Derivatives and Hedging, it must be bifurcated and accounted for separately as a derivative asset or liability, depending on changes in the underlying stock price relative to the pegged discounted VWAP. The derivative is measured at fair value, with changes in fair value recognized in net income. The fair value of the purchased put option was determined to be de minimis as of September 30, 2025, and therefore was not recorded on the Company’s balance sheet as of that date.

No purchase notices were issued during the three and nine months ended September 30, 2025. On October 13, 2025, the Company issued a purchase notice to sell 30,000 shares of its common stock. The purchase price was settled at $2.6172 per share, resulting in total cash proceeds of $78,516.

Cash Flows

The following table shows a summary of our cash flow for the periods presented:

	For the nine months ended September 30,
	2025	2024
Net cash (used in) operating activities	$(8,197,830)	$(3,099,229)
Net cash (used in) investing activities	(1,382,522)	(579,327)
Net cash provided by financing activities	$10,278,154	$3,834,500

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

Cash used in operating activities was $8.2 million for the nine months ended September 30, 2025. This consisted of a net loss of $34.4 million, adjusted for non-cash charges of $18.6 million, and changes in our operating assets and liabilities of $7.6 million. The non-cash charges were primarily composed of change in fair value of SAFE note expense of $17.4 million and loss on extinguishment of debt of $5.7 million.

Cash used in operating activities was $3.1 million for the nine months ended September 30, 2024. This consisted of a net loss of $18.9 million, adjusted for non-cash charges of $14.4 million, and changes in our operating assets and liabilities of $1.3 million. The non-cash charges were primarily composed of change in fair value SAFE note expense of $14.2 million.

Investing Activities

Cash used in investing activities was $1.4 million for the nine months ended September 30, 2025, which primarily consisted of $484 thousand of property and equipment purchases and $899 thousand of capital expenditures for internal-use software development costs.

Cash used in investing activities was $579 thousand for the nine months ended September 30, 2024, which consisted of capital expenditures for internal-use software development costs.

Financing Activities

Cash provided by financing activities was $10.3 million for the nine months ended September 30, 2025, which primarily consisted of $10.8 million in proceeds from PIPE investors.

Cash provided by financing activities was $3.8 million for the nine months ended September 30, 2024, which consisted of $3.8 million of proceeds from issuance of SAFE notes.

Contractual Obligations and Commitments

Our estimated future obligations consist of leases and non-cancelable purchase commitments as of September 30, 2025. For additional discussion on our leases and other commitments, refer to Note 13 – Leases and Note 15 – Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Accounting for SAFE Agreements

In accordance with FASB ASC 815 40, Contracts in Entity’s Own Equity, the Company determined the SAFE agreements are freestanding financial instruments and, accordingly, are classified as “liabilities” in the accompanying condensed consolidated balance sheets. The SAFE agreements are carried at estimated fair value determined by the Company using a probability weighted expected return method.

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

The Company primarily recognizes revenue from the sale and delivery of products. As it is still in the early stages of developing its software-as-a-service (SaaS) product, most revenue is derived from product sales, including bridges, gateways, and labels.

We also offer feasibility studies which allow customers to gain insight into how data driven tracking could improve their business. As part of our studies, off-the-shelf components are installed on customer-owned assets which enable data to be captured by our beta Zero Infrastructure Mesh (“ZIM”) technology network. These feasibility studies allow the refinement of our software protocols and provide essential information for the continued development of our solution. Customers receive the information captured in our feasibility study reports.

Our contracts with customers include various performance obligations which are satisfied at a point in time or over time. In reaching this conclusion, we considered the context of the contract and the nature of our promises to provide the customers with products and services.

The product performance obligations are satisfied at a point in time, as our customers do not consume the benefits until the products are delivered. Accordingly, the consideration related to the performance obligations are recognized on when control of the products are transferred to the customer which is upon acceptance.

The estimates involved in revenue recognition pertain to determination of the stand-alone selling price. Management considered the data inputs for the stand-alone selling price and determined that the adjusted market assessment approach provided the best estimate of the stand-alone selling price and the total products and services to be delivered over the term of the contract. The estimates applied have been reasonable in the past and the likelihood of change in estimate to impact the stand-alone selling price is remote.

The Company entered into an exclusivity agreement on November 8, 2024, and a partner agreement on December 18, 2024, with a major reseller. The exclusivity agreement grants the reseller the exclusive right to sell the Company’s products for one year, with automatic renewal for up to four additional one-year periods if specified sales targets are achieved. The partner agreement provides a 5% purchasing incentive based on the reseller’s quarterly growth in total solution purchases and requires the Company to contribute at least 1% of revenue toward marketing activities, paid as a rebate. Management concluded that the exclusivity agreement, partner agreement, and future product purchase orders should be combined and accounted for as a single contract under ASC 606, Revenue from Contracts with Customers.

In November 2024, the Company received a $2,000,000 payment from the reseller for a five-year exclusivity right, including four successive one year automatic renewal periods, granting the reseller exclusive rights to distribute the Company’s products to its customers. Since exclusivity does not represent a distinct performance obligation under ASC 606, the payment was recorded as deferred revenue. Revenue will be recognized over the contract term in proportion to the products and services delivered, based on estimated total sales over the five-year period. These estimates will be reviewed quarterly and adjusted based on the reseller’s actual performance. If the reseller fails to meet sales targets and the agreement is terminated, any remaining deferred revenue will be recognized at that time.

Under ASC 606, both the incentive and rebate represent variable consideration, as they depend on actual sales volume. Management will estimate expected sales and related rebates to determine the transaction price and recognize revenue accordingly. The purchasing incentive and marketing rebate are not separate performance obligations, and variable consideration related to these incentives will be included in revenue only when it is probable that no significant reversal will occur once uncertainties are resolved. The Company will accrue the incentive amount at the end of each quarter when sales revenue is finalized.

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

Recently Issued and Adopted Accounting Pronouncements

We describe the recently issued accounting pronouncements that apply in Note 2 of the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025.

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

Under the supervision and with the participation of our current management, including our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2025. Based on this evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2025 because of certain material weaknesses in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of September 30, 2025, were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Interim Report on Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Material Weaknesses

Costs of Goods Sold. During the preparation of financial statements for the quarter ended June 30, 2025, management identified multiple costs that were improperly included in cost of goods sold in the quarter ended March 31, 2025, as well as for the three and nine months ended September 30, 2024, as disclosed in Note 4 of this condensed consolidated financial statements. The root cause of the error was a lack of preventative control designed to ensure proper categorization of expenses on purchase orders generated by our operating departments. In addition, the Company lacked detective controls to ensure finance management reviewed period-over-period changes in cost of goods sold relative to budgeted and actual production levels. As a result of these control deficiencies, cost of goods sold was overstated by $310,160 for the three months ended March 31, 2025, with a corresponding understatement of total operating expenses, and by $137,204 for the three and nine months ended September 30, 2024, also with a corresponding understatement of total operating expenses. See Note 4 of the condensed consolidated financial statements (unaudited) included in this Quarterly Report on Form 10-Q.

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

Fair Value Calculation Controls. In addition, management identified a material weaknesses in the design of internal controls related to the review of the fair value calculation of SAFE notes performed by a third-party valuation specialist. The controls lacked the precision needed to detect inappropriate inputs that could materially impact valuation.

The Company is actively working to develop and implement remediation plans related to the material weakness identified in this section captioned “Part I, Item 4. Controls and Procedures.” Remediation efforts include enhancing the design and implementation of controls over the accounting for financial instruments and hiring additional qualified accounting personnel.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

We are not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in described in our Form S-4 filed on January 15, 2025 and Closing Form 8-K filed on June 26, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Our Puerto Rican subsidiary has been granted various incentives under Act 60, including a reduced 1% income tax rate on its industrial development income and a 15-year exemption term from (i) December 23, 2024 for income tax purposes, (ii) January 1, 2024 for real and personal property tax purposes, and (iii) January 1, 2025 for municipal license tax purposes.  The validity of these tax incentives is conditioned on our Puerto Rican subsidiary’s continuous compliance with the terms and conditions of the grant.

Item 2. Sales of Equity Securities and Use of Proceeds.

On June 18, 2025, we consummated the private placement of 3,323,536 shares of Common Stock for an aggregate purchase price of $13,294,144 (the “Private Placement”). Following the closing of the Private Placement, proceeds of the sale of the Common Stock was available for the Company’s working capital purposes The shares were subsequently registered with the SEC pursuant to our S-1 filing on September 18, 2025.

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

CID HOLDCO, INC..

Date: November 13, 2025	By:	/s/ Edmund Nabrotzky
	Name:	Edmund Nabrotzky
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Charles Maddox
	Name:	Charles Maddox
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)