Form 10-K
period 2025-12-31
CID Holdco, Inc.
filed 2026-03-11
CIK 2033770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file report pursuant to Section 13 of 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on paragraph (iv) of the smaller reporting company definition under Rule 12b-2, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of March 10, 2026 was $ 7,171,964. The closing price of the common stock on March 10, 2026 as reported on the Nasdaq Global market was $0.245 per share. The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

The number of shares of the common stock of the registrant issued and outstanding as of March 6, 2026 was 29,293,322 shares of common stock.

i

References in this document to “the Company,” “we,” “us,” or “our” refer to CID HoldCo, Inc. and its subsidiaries, unless the context specifically indicates otherwise.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements in this report other than historical facts are forward-looking and are based on current estimates, assumptions, trends, and projections. Statements which include the words “believes,” “seeks,” “expects,” “may,” “should,” “intends,” “likely,” “targets,” “plans,” “anticipates,” “estimates,” or the negative version of those words and similar expressions are intended to identify forward-looking statements. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those described in the Registration Statement on Form S-4, filed with the U.S. SEC on October 11, 2024 (as amended, the “Form S-4”) and as updated in the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 26, 2025 relating to the closing of our business combination with ShoulderUp Technology Acquisition Corp, a Delaware corporation, ShoulderUp Merger Sub, Inc., a Delaware corporation, SEI Merger Sub, Inc., a Delaware Corporation and SEE ID, Inc., a Nevada corporation (“Closing Form 8-K”) and in this Annual Report on Form 10-K, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. You should pay particular attention to the important risk factors and cautionary statements described in the section of our Form S-4 and Closing Form 8-K respectively entitled “Risk Factors” and the section of this Annual Report on Form 10-K entitled “Risk Factors.” You should also carefully review the cautionary statements described in the other documents we file with the SEC, including all Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

You should not rely on forward-looking statements as predictions of future events, as we cannot guarantee that future results, levels of activity, performance or achievements will meet expectations. The forward-looking statements made herein are only made as of the date hereof, and we undertake no obligation to publicly update such forward-looking statements for any reason.

SUMMARY OF RISK FACTORS

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Item 1A. Risk Factors” in this report.

Risks Associated with the Company

●	We have identified material weaknesses in our internal control over financial reporting and have limited experience operating as a public company.

●	Our success and our ability to grow the Company’s business depends on retaining and expanding the Company’s customer base which could be impaired by security incidents, software bugs and our limited operating history.

Risks Related to Our Business and Industry

●	Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a “going concern.” If we are unable to maintain sufficient liquidity to fund operations, meet our obligations and attract new customers, our business, revenue, and financial condition could be materially harmed.

●	Our estimates of market opportunity and growth may be inaccurate, and we may not successfully execute our strategic initiatives, expand our relationships with existing customers or achieve our long-term financial goals.

●	Our ability to compete depends on the continued development, reliability, security, and interoperability of our Dot Cloud SaaS platform. Failure to keep pace with technological change, industry standards, regulatory requirements, or customer needs could harm our business.

●	Our ability to grow our business is dependent in part on strategic relationships we develop and maintain with third parties including a key supplier in Israel. The possibility of having to switch suppliers may adversely affect our results of operations.

ii

●	If we do not develop devices that are compatible with third-party hardware, software and infrastructure, including the many evolving wireless industry standards, our ability to introduce and sell new subscriptions to access our Dot Cloud SaaS platform and ability to compete effectively against increasing competition could suffer.

●	The competitive position of our Dot Cloud SaaS platform depends in part on its ability to operate with a wide variety of data sources and infrastructure, and if we are not successful expanding the compatibility with such data sources and infrastructure, our business, financial condition, and results of operations could be adversely impacted.

●	Changes in our subscription pricing models or ability for our customers to obtain third-party financing could adversely affect our business, financial condition and results of operations.

●	Our results of operations and our business metrics are likely to fluctuate significantly on a quarterly basis in future periods and may not fully reflect the underlying performance of our business, which makes our future results difficult to predict and could cause our results of operations to fall below expectations.

●	If we are unable to achieve and sustain a level of liquidity sufficient to support our operations and fulfill our obligations, our business, financial condition, and results of operations could be adversely affected.

Legal, Regulatory or Compliance Risks

●	Changes in tax laws, AI regulations, trade controls, sanctions, and conflict minerals rules could increase costs, disrupt operations, or negatively impact financial results.

●	Failure to comply with anti-corruption, anti-money laundering (including FCPA), export/import, or other applicable laws and contractual requirements could result in fines, penalties, loss of government contracts, or other adverse consequences.

●	Non-compliance by third parties (e.g., partners, resellers, vendors, contractors) could expose us to regulatory liability, penalties, and reputational harm.

Risks Related to Cybersecurity and Technology

●	Cybersecurity incidents, system failures, bugs, or service disruptions (including third-party hosting or services) could impair operations, compromise data or customer assets, and materially harm our reputation and financial results.

●	Misuse of internal controls or misappropriation of data may cause operational, financial, and reputational damage.

●	Failure to adequately protect or enforce our intellectual property rights—including patents, trade secrets, open-source usage, indemnification obligations, and reliance on third-party licenses—could expose us to litigation, liability, increased costs, or limit our ability to commercialize our solutions.

●	Risks associated with the use of artificial intelligence in our solutions may result in regulatory scrutiny, reputational harm, or legal liability.

Risks Related to Being a Public Company

●	Our Common Stock and Public Warrants may experience significant price and trading volatility, and we may face challenges raising capital in the future.

●	As a public company, we are subject to extensive regulatory, reporting, and listing requirements (including Nasdaq standards), which increase costs, strain resources, and may divert management’s attention; failure to meet these requirements could result in delisting.

●	Our management team’s limited public company experience and the demands of maintaining effective internal controls may impact operations, governance, and our ability to attract and retain qualified leadership.

●	Exclusive forum provisions in our Charter may limit stockholders’ choice of judicial forum for certain disputes.

●	Reliance on market forecasts and growth projections may prove inaccurate, and securities litigation or stockholder activism could result in significant expense, reputational harm, and stock price impact.

iii

PART I

Item 1. Business

Overview

CID Holdco, Inc. (the “Company”, or “CID Holdco”, or “CID”), formerly known as SEE ID Inc., dba Dot AI (the “Legacy Company” or “SEE ID”), was incorporated in Delaware with its headquarters in Las Vegas, Nevada. The Company helps businesses transform their operations by optimizing safety, security and efficiency of operations through in-process tracking of resources. Through the Company’s extensive research and development initiatives, the Company’s main focus includes areas such as Industrial IoT, Indoor & Outdoor tracking with seamless transitions, Passive RFID (including Bluetooth and 5G), in-process locating system, Dolly Management, and related supported software applications.

The Company is the developer of an asset tracking platform intended to push the limits of near real-time precision-based location technology. The Company’s platform leverages the technologies including the patented passive and active RFID tracking solutions, low power edge camera platforms utilizing artificial intelligence, enabling users to give accuracy to all mapping technologies in areas that are troublesome. Through its technological solutions, the Company serves multiple industries including construction, military, mining, retail, warehousing and manufacturing.

The Company is headquartered in Las Vegas, NV with our management and administrative staff located in Bethesda, MD for East Coast customer engagements and government lobbying activity. We also manufacture hardware in Puerto Rico through our wholly owned subsidiary Dot Works. Our embedded development team and Design for Manufacturing (“DFM”) capability is built around our CTO in Worcester, MA and our core software team is in Bangalore, India.

Throughout this Annual Report, unless otherwise noted or otherwise suggested by context, the “Company”, “we”, “us”, “our” refers to SEE ID and Dot Works, as applicable, prior to the consummation of the Business Combination (as defined below), and CID Holdco, SEE ID, and Dot Works, collectively, after the consummation of the Business Combination.

Our Company

CID Holdco offers a SAAS platform for customer subscriptions that provides intelligent, real-time tracking and visibility of high value assets from one convenient application. This unique tracking capability is paired with intelligent software algorithms, including machine learning and AI, to provide enhanced safety, assurance and efficiency for important processes in the enterprise.

Real-time asset tracking services allow customers to improve many workflows, such as:

●	Vehicle inspection - Inspecting a vehicle as it is approaching to know when a high value asset is on board before it leaves a secure area allows operators to respond, halt the vehicle, and investigate. Customer security will know what is leaving and whether it is scheduled to leave. This capability can be used at gates, docks or storage locations to automatically grant access and record movements for accountability.

●	Inventory tracking - CID Holdco provides a unique capability to dynamically sweep item inventory with roving, inexpensive readers powered by batteries. Due to their low cost and wireless capability, these readers can be deployed on pallets, fork trucks, shelves or even people to provide coverage of the location of interest. As a result of this capability, CID Holdco technology is disruptive to legacy logistics systems which are either inadequate to gather this level of detail or much more expensive and inflexible to deploy.

●	Tracking items and/or personnel - Using RF tags or access cards, CID Holdco systems automatically process inbound and outbound personnel or items while AI-enabled cameras verify the asset is the one expected. This real-time, two-layer authentication streamlines customers’ access control process, allowing them to track assets in real time and identify anything that is not authorized. This capability can be especially valuable when providing edge intelligence to automation or robotics systems; and

●	Vehicle collision avoidance - CID Holdco not only provides a system that can track autonomous or piloted vehicles generally but if desired can overlay a precise tracking implementation that enables collision detection and avoidance. With attachment to a governor on the vehicle, the system can slow or stop the vehicle to prevent collision with another asset or person in real-time.

Using the CID Holdco rules engine, customers can set conditions for automatic alerts or actions to be taken related to specified parameters set by users in their application. Using the system also allows the organization to begin collecting valuable data, which can be analyzed to glean insights for better decision making across any organization or fed into an advanced AI implementation. To the extent customers are comfortable enabling it, CID Holdco provides the capability to enable machine learning and AI intervention in complex processes to enhance safety, assurance and efficiency.

As a result of the unique process visibility provided by their innovations, CID Holdco is often implemented as an edge system producing rich data streams for other supervisory systems of record. Powerful commercial partnerships are intended to be formed with large ERP, MES or WMS system players in the targeted vertical markets.

In short, CID Holdco brings a next generation capability to know when, where and why assets move in the enterprise, providing an opportunity to apply AI to complex edge processes.

Software Development

The Company has a robust pipeline of software development projects underway. The costs associated with these projects are largely the cost of human resources associated with the project, with some additional minor costs related to use costs for infrastructure, tools and platforms that support the development. The time of team members spent on the projects are pro-rated against salary levels and attributed to the module capitalization. Time is spent on development, test, compliance and commercialization activities to prepare modules for sale to the general market.

Commercialization activities include installers and scripts required for future customers to activate their license and commercially use the software product. The development stage costs are a.) direct costs incurred from external consultants in developing the internal-use software and b.) direct costs incurred from payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software projects. The cost of these commercialization activities are included in the capitalization.

Customers

The Company generates its revenue from a limited number of customers, resulting in customer concentration. A majority of revenue is derived from a small group of customers, with one customer representing a significant portion of total revenue. The Company’s accounts receivable balances are also concentrated among a limited number of customers, with a significant portion attributable to one or more primary customers. The Company monitors the credit worthiness of its customers on an ongoing basis and believes its credit risk is limited due to the financial strength and payment history of these customers. Management does not expect material losses from these concentrations and has not recorded an allowance for credit losses, as all receivables are considered highly collectible.

Our ability to grow revenue depends on enhancing our Dot Cloud SaaS platform and introducing new solutions that meet evolving customer needs and comply with applicable governmental regulations. The development and launch of new offerings are complex and subject to risks, including regulatory changes, competitive pressures, technology integration challenges, and market acceptance. Our business is also subject to existing laws and regulations that govern data privacy, security, and industry-specific compliance requirements, which may increase operating costs, limit how our solutions are delivered, or require ongoing modifications to our platform. Failure to comply with current or future governmental regulations could adversely affect our operations, reputation, and financial results.

For customers that need to know when, where and why assets and personnel are moving, and to have assurance that orders are progressing, CID Holdco provides a variety of solutions across many use cases, including the following:

Inventory Management and Control

Warehouses and cross docks are a primary use case for the tracking and process control features of the CID Holdco system. Real-time Inventory, Picking, Packing and Putting are all applications supported by the system and to which CID Holdco provides disruptive, next generation capability.

Manufacturing

Any operation where material, manpower and machines are working in concert is a primary area where CID Holdco offers comprehensive solutions. Tracking inventory levels in supermarkets, picking areas or assembly sites are typical applications. Solutions for transportation and fulfillment between work cells, managing RTIs and providing data for automated material systems and robotics are also offered. The CID Holdco solution extends across campus manufacturing and can tie tracking between multiple buildings, outdoor storage areas and work cells together.

Mining and Construction

The dynamic nature of these sites makes them particularly good areas for CID Holdco battery powered and long-range wireless solutions. Solutions include machine and material inventory tracking, personnel tracking, guided spotting and collision avoidance. Vision systems are often combined with tracking at these sites to manage contractors and access control.

Military Operations and Logistics

Supporting primarily material flow and security applications, CID Holdco provides the military with an easy to deploy, dynamic and secure means of tracking material and important workflows. Inventory applications include munitions, materials, consumable supplies and many classes of assets and equipment. Visitor and contractor check-in, base-wide tracking as well as selected personnel applications in the battlefield are also of interest. Vehicles, safety equipment and tool tracking are also important applications.

Airport and Aviation Ground Support Management

CID Holdco solutions allow customers to create a connected network of vehicles, ground support equipment (“GSE”) and personnel with more control over the coordination of airport services.

Many customers have large, outdoor areas where asset tracking in open space is very helpful. Traditional infrastructure is often too dense and expensive to install in this use case, but the CID Holdco outdoor tracking solution meshes seamlessly with its indoor tracking solutions to provide a comprehensive solution that compliments customers’ existing systems. This helps avoid common problems, including lost or stolen assets, delays in locating GSE and inefficient use of resources.

The CID Holdco solution is designed to improve efficiency and optimize workflows by providing real-time tracking and control over all the resources at terminals and in cargo areas. With automated asset tracking solutions for aviation, customers can track employees enterprise-wide (indoors and outdoors), maximize the utilization of GSE assets, and track line maintenance teams, parts, tools and kits to maximize productivity.

Forklift Collision Warning

The forklift collision avoidance solution is simple, promotes compliance and is flexible with the needs of customers. The solution involves minimal infrastructure investment and can be connected through the CAN bus port, allows customers to improve their regulatory compliance by having control over forklift movements for collision warning, and can be bundled with a forklift tracking system for a more comprehensive indoor location solution.

Medical Logistics

The RTLS healthcare system includes a comprehensive digital pattern of human and asset movement and their use and interaction, so that customers get actionable insights to improve patient experience and outcome while optimizing internal logistics.

CID Holdco provides a comprehensive solution that compliments customers’ existing systems. Customers can track staff and patients enterprise-wide, and maximize the utilization of medical equipment and supplies in hospitals, austere medical environments or medical and emergency vehicles. The solution improves efficiency and optimizes workflows by providing real-time tracking and control. This helps avoid common problems including lost or stolen assets, delays in locating critical medical supplies and inefficient use of resources. Not only do CID Holdco solutions allow for the tracking of medical and emergency vehicles, they also provide item-level tracking within vehicles, trailers or any kind of storage or transportation container.

Yard Management

Yard management RTLS systems enable improved material handling processes, security, safety, and turnaround times. By providing a bridge between what’s happening inside the facility and transportation, yard management systems (“YMS”) create valuable opportunities for businesses to improve their yard processes and profitability.

YMS are a combination of software and hardware working together to oversee the movement of trucks and trailers within manufacturing, distribution, warehousing and delivery facilities. The primary goal of yard management is to make business operations more efficient. Yard management systems help improve efficiency, safety, and ease of inventory loading/unloading, transportation management, and warehouse management. YMS provides real-time location information of trailers in the yard so employees can stage trailers to docks and fulfill orders efficiently.

Artificial Intelligence

Our solution operates as an edge execution and intelligence module, almost always integrated with an enterprise software (ERP, MES, WMS, etc.) system of record. Traditionally these enterprise software packages have relied on training personnel to execute orders and workflows, with little or no tracking of the interim steps between significant process milestones.

We track and direct actions with much more detail than historical systems, due largely to our advanced IoT data collection capabilities. This additional data not only fills in gaps in the enterprise workflow records to create a more complete digital thread of the process, it provides a rich data source for enhancing enterprise execution through the use of AI. There are three primary ways that AI technology is applied in our solution:

1.	We use AI Cameras as one of our means of data collection. This means that one or more cameras may be installed in the enterprise to monitor designated areas of interest. We capture the data streams from these cameras and use AI algorithms to recognize various objects moving in frame. Algorithms used are currently simple object recognition, i.e. we determine the object is a box, a person, a forklift, etc. Where a trackable tag has been applied to the object (RFID, Barcode, etc.), we correlate the image seen with the trackable information recorded and use probability filters to overlay the trackable information with the observed object. This enables enhanced intelligent tracking of assets using the overlay of digital image capture and the tracking information (identification number of the asset, parameter fields, location information and date and time stamps generated during associated movements) stored in our database. We anticipate that our AI Camera module will likely be enhanced in the future to include more advanced object recognition, such as long-range symbology (barcode) reading, facial recognition for personnel and greater learning capabilities to distinguish between various packages, tools or equipment in a given enterprise.

2.	We use a Rules Engine to allow our administrative users to set rules that should not be violated in their particular application. Examples of typical rules may include constraints such as not loading through a certain dock door after 4:00 pm, always having two bins worth of material in every pick station, restricting aisle access to one machine at a time, etc. Our Rules Engine uses real-time tracking information as input to monitor and enforce the rules set by the user. Alarms can be set to inform supervisors to intervene and I/O devices can be triggered to prevent violation of the rules. The data set for this AI action includes the digital image capture and the tracking information (identification number of the asset, parameter fields, location information and date and time stamps generated during associated movements) stored in our database.

3.	We use AI to implement Enhanced Workflows. Our software supports common material handling workflows including Pick, Put, Pack, Inventory and Inspect. In performing these tasks, operators in the future can be assisted by intelligent algorithms that work in the background to provide context, meaning and analysis of the data supporting the action they are being asked to do. For example, a picker can have his jobs prioritized in real-time to meet timelines the AI system calculates are required for upstream operators, an inspector can have suspected batches flagged based on a combination of parameters observed by the system or a forklift operator can be directed to put material in a bay that is optimized for quickest access for a future action. This enhanced function can be displayed as suggestions for the operator to consider or enabled to act directly on the order being executed to direct the operator. The AI engine has a learning element that allows it to assist more effectively over time as it learns the workflows of the particular enterprise.

The data sets used to enhance workflows include the same digital image capture and tracking information (identification number of the asset, parameter fields, location information and date and time stamps generated during associated movements) stored in our database as our other AI implementations. However this feature also depends on a meta-data object we call a Recipe. The Recipe encodes the concept that any action in tracking, transforming or transporting an asset requires specified conditions, time and resources to be accomplished. In the future, the AI algorithms will attempt to optimize all aspects of the recipe to most effectively achieve the outcome required by the enterprise management system.

Corporate Structure

As of December 31, 2025, the Company has 68 full-time equivalent employees. These resources are organized into five major departments, each headed by an executive: Sales, Marketing, Customer Success, Research & Development and General & Administrative which include manufacturing and operations.

The Company is based in the United States with four existing or planned locations of activity:

Las Vegas, Nevada — hosts our Go-To-Market team including our Sales, Marketing and Professional Services leadership, a Western Experience Center for demonstrations as well as customer and channel training facilities.

Bethesda, Maryland — hosts our General & Administration leadership team, an Eastern Experience Center for demonstrations as well as customer and channel training facilities.

Worcester, Massachusetts — hosts our R&D group, including a lab space with testing equipment and meeting facilities to host customer integration meetings. Note that while our US-based developers are clustered around this location, a significant portion of our R&D developers are located in Bangalore, India and access the lab equipment remotely to conduct tests and validation.

Manati, Puerto Rico — the site of our hardware manufacturing, a small factory producing selected tags and bridges that are specific to the unique tracking system of the Company.

Competition

The asset, personnel and material flow management industry is highly fragmented, with most vendors offering software and/or hardware solutions addressing specific industry verticals or specific solution sets. Our competition can be described from several perspectives as follows:

Market Leaders in Tracking and AutoID Systems

Zebra — Zebra Technologies Corporation is a mobile computing company based in San Francisco, California, specializing in technology used to sense, analyze, and act in real time. The company manufactures and sells marking, tracking, and computer printing technologies. Its products include mobile computers and tablets, software, thermal barcode label and receipt printers, RFID smart label printers/encoders/fixed & handheld readers/antennas, autonomous mobile robots (AMR’s) & machine vision (MV), and fixed industrial scanning hardware & software. As the largest incumbent in the US market, with a legacy in printer manufacturing and barcode systems, its business model is focused on growing and developing new technology via acquisition, including a $3.5B deal to buy Motorola Solutions business in 2014.

Samsara — Samsara Inc. is an IoT company headquartered in San Francisco, California, that provides software and insights for physical operations. The company reports over 20,000 customers across North America and Europe. Samsara developed a connected operations cloud platform that provides insights to physical operations organizations in the transportation, construction, energy, utilities, public sector and retail industries, and supports the safety and efficiency of those operations. The company’s initial public offering raised $805 million in December 2021. They use a SAAS model with most of their revenue in ARR software subscriptions.

HID Global — Originally a German multinational, they were purchased by a Swedish company and relocated their corporate headquarters to Texas. The company is known for its Access Control and Security products and services and have expanded to all aspects of RFID and barcoding, including real-time tracking and AI.

Niche or Regional Tracking System Players

The market is crowded with small players as is typical in periods of generational transition. Many are attempting to apply IoT technology in a specific way or focused on a particular vertical application. They include US based companies, such as Link Labs, Cognosos, True Spot, Radiant RFID, Savi, and Inpixion; and international companies such as Blueiot, Dusun, Mokosmart, Milesight, Digital Matter, Abeeway, Kontakt.io, Ubisense, Sensolus, and Litum. Combined, these smaller players represent approximately $350M in annual sales. Most are using a transactional model, selling software and hardware bundled into a solution with a one-time fee, often with a maintenance fee for each year of operation.

There are industry specific players, particularly in Health Care, where the requirements can be quite specific and the use cases focused. Competition is from all over the world, with many of the most important competitors centered in the US market. Many of the devices designed by these players are made in China via contractors. There is also a wide technology spread. Some specialize in precise location services using UWB. Some are strictly BLE or LoRA shops. There are also passive RFID and barcode system companies active in the market. Their legacy footprint represents one of the best market opportunities to convert.

Automation and Sensor Companies

Large automation players such as Honeywell, Siemens, Rockwell Automation, Mitsubishi, Panasonic, Omron, Sick, Schneider Electric and their peers are adept at selling hardware and software solutions to improve operations in the target markets of the Company. Many of them are involved in IoT/AI and have incubators or have acquired small companies that are direct competitors to the Company. While they can compete in specific applications, this group is more often seen as complementary to the solutions of the Company. Their channel partners are prime targets to take on the solution set provided by the Company to augment existing offerings from their primary line card.

ERP, MES or WMS Players

This group includes Korber, SAP, Microsoft, Oracle, Blue Yonder, Infor, and Manhattan Associates. They can compete with the Company in some applications but are most often commercial partners in the solution. The Company will act as an edge module that is integrated into their platform for enhanced visibility, safety, assurance, or execution in the system.

Infrastructure and Integrator Vendor Consultants

IBM, Cisco, Juniper Networks, JMA, Sierra Wireless, Dell, Arista, HPE have some extensive infrastructure and software of their own to enhance systems processes. This group can be very competitive with the Company in capturing enterprise digital migration adoption, they have a primary mission of being the “pipe” that the enterprise looks to for the future. Once they have mindshare in an account, they often play a primary role in specifying other systems (particularly hardware) with the customer to enhance the process over time, leveraging their position, AI and workflow software can be competitive but are not the focus of their mission, often providing only general solutions. They are complementary at the edge level and may be cultivated as channel partners for our solutions.

Workflow Automation, Integration & AI Vendor Consultants

Microsoft, Appian, SS&C Blue Prism, Pegasystems, Automation Anywhere, UiPath have some extensive software to enhance systems processes. This group can be very competitive with the Company in capturing enterprise digital migration adoption, they have a primary mission of being the “pane of glass” that the enterprise looks to for the future of their digital enterprise. Once they have mindshare in an account, they often play a primary role in specifying other systems with the customer to enhance the process over time, leveraging their position. Their dashboard, AI and workflow software are competitive, but they are complementary at the edge level and may be cultivated as channel commercial partners for our hardware solutions IoT system.

Competitive Factors

The principal competitive factors in the markets in which we operate include:

●	AI Implementation — while this is an emerging area, we are investing heavily in this battleground feature. We believe that soon the most important aspect of the buying decision will be the extent to which AI has been implemented to simplify the complex logistics processes and intervene when needed to enable greater enterprise performance.

●	TCO (Total Cost of Ownership) — Our systems are intended to run for decades in an enterprise, with costs over that time playing a key role in the buying decision. The ability for the customer to extend the system easily, not be subject to custom programming charges, avoid proprietary devices and keep pace with data structure and security changes is an important competitive advantage.

●	ROI (Return on Investment) — Our value to the enterprise vs the benefit is part of every buy decision. This includes the total cost of ownership over time and the installation costs borne by the customer during adoption of the system. The impact we have on key workflows (inventory, order processing, picking, packing, putting etc) is measurable and significant. Our unique ability to use low-cost passive transponders (less than a tenth of the cost of the active transponders used by almost every other competitor) is a key factor in our success. The long-range nature of our radio network (up to 15 miles) also impacts this equation by lowering the infrastructure required for operation.

●	Accuracy and Reliability — many competitors advertise pinpoint location accuracy to win customers. However, most processes do not need location accuracy better than a couple of meters to direct and execute their operations. What is more important for the enterprise, is the reliability of the identification of the asset. Since our patented mesh system can normally identify the presence of an asset at two sigma (95%) for very minimal cost or three sigma (99.7%) at a somewhat higher cost, we are in an enviable market leadership position relative to customer need.

●	Support Services — The processes that we impact are critical to the functioning of an enterprise. To commit to this new technology, users need to know they will have support when things inevitably go wrong. Use of an extensive channel partner network means they will have a trusted local partner to assist them, with a powerful technology vendor behind them. Backing the channel with high-availability support lines and customer service is essential.

●	Friendly country sourcing — So many competitors rely on Chinese or Taiwan sourcing, excluding them from consideration for USA Government or Military contracts and making them less desirable for private sector selection. Sourcing from DFAR compliant countries and making our core components in the USA positions us particularly well for the crucial US market.

Based on these factors, we believe we are positioned favorably against our competitors. However, some of our competitors have substantially greater financial resources, greater brand recognition, larger sales forces and marketing budgets, as well as broader distribution networks. Large corporations may be able to utilize their distribution networks and existing relationships to offer new solutions in addition to solutions already being provided to customers. We expect additional competition as our market grows and rapidly changes, and we may choose to enter or expand into new markets as well.

Growth Strategies

We intend to pursue the following growth strategies:

Focused Customer Acquisition: With a rapidly digitizing market, we believe that there is a significant opportunity to continue to grow our customer base as we promote our capabilities. We plan to continually invest in our sales and marketing coverage, including channel partners, and leverage our go-to-market model to continue acquiring new customers.

Expand Within Our Existing Customer Base.  Once we solve the first problem for our customers, we see a significant opportunity to expand application adoption within that same account. This includes increasing the number of physical assets enrolled as well as expanding across our customers’ multiple sites and divisions.

Customer-centric Innovation and Rapid Product Releases. Our architecture was designed as a platform from the beginning to enable fast turns and parallel development. This means we can move at a faster cadence than anyone else in bringing enhanced products to market and in enhancing our products as customer needs emerge. Our goal is to continue to add market-driven capabilities and product features on at least a quarterly basis.

Channel development.  Our vision is to be a channel focused company. Rapid acquisition of targeted channel partners in all of the global markets will be a primary metric. Our unique technology, very attractive commercial model, as well as the training and support capability we offer will drive channel acquisition.

Expand Technology Partnerships and Integrations. Our use of COTS devices and integration with existing software for many of our solutions makes us useful collaborators in our markets. We leverage the combined expertise of multiple partners, each looking at specific technical and commercial areas to ensure we are at the forefront. This solutions stance also enables commercial growth, as we are referenced into accounts and opportunities by our partners. Our backend software integrations are especially important here. Continued growth in integrations will strengthen our ecosystem, further increasing the opportunity to attract customers that prioritize interoperability with their existing applications. We also believe that additional partnerships will further enhance our distribution capabilities.

Expand Internationally. A key focus of our company is to continue to expand our global reach. In the short term we are already expanding channel in Europe and expect to form a sales company in Southern Germany or Northern Switzerland next year. To support our offshore engineering team, add customer support capability and some sales opportunities already emerging in the region, we also plan to form an Indian subsidiary in 2026. Note that our product platforms were designed from the outset to meet international standards and regulations.

Monetizing data streams. As a data producer, the Company has access to valuable data that is of interest to industry analysts, financial markets, insurance providers, Equipment OEMs, regulatory bodies and many other stakeholders. Current EULAs and contracts allow the Company to use non-PII data for any purpose, including for sale. This emerging opportunity to monetize the data streams can be significant in the future.

Acquisitions. Note that it is likely that we will also look to accelerate growth by acquisition. Potential targets are being evaluated based on the extent to which they can help us in one or more of the strategies’ above.

Material Supply Agreements

We have agreements in place with Wiliot, the company which provides our chip and passive labels for tracking and Arshon Technology Inc. (“Arshon”), the company which helped create our initial PCB board. However, the remaining individual components are purchased using purchase orders and are not yet subject to supplier agreements. Following our initial production runs, we plan to implement a dual source policy for our components wherever possible so we’re not reliant on one provider. For example, we are ordering PCB boards from both AET and Arshon. We order chips from Wiliot and from Identiv. Identiv is recognized as one of the world’s largest producers of specialty RFID tags, inlays and labels. In fact, Identiv is the main supplier for Wiliot.

The agreement (the “Arshon Agreement”) between CID Holdco, Inc. (Client) and Arshon (Contractor) outlines several material terms, including the rights and obligations of both parties, as well as termination and payment provisions. Arshon is responsible for providing services such as designing and developing Perth PCBs, including schematics, prototypes, production boards, and test jigs. Deliverables include Gerber files, BOM, schematics, and PCBs. These services are to be performed independently, with Arshon taking responsibility for reporting compensation as income and complying with all applicable laws. We are obligated to provide payments as outlined in the Statement of Work (SOW) and reimburse pre-approved travel and related expenses. Intellectual property rights for all deliverables created during the performance of services are assigned to the Company, and Arshon is required to maintain confidentiality of all information we provide, and to return or destroy such information upon termination of the Arshon Agreement.

The Arshon Agreement may be terminated for breach if the defaulting party does not remedy the breach within 10 days of notice. Additionally, it can be terminated immediately in cases involving fraud, misconduct, tax violations, or bankruptcy. Either party may also terminate the agreement for convenience with at least 10 days’ written notice, and the agreement automatically terminates if the Deel platform terms are terminated or if either party loses access to Deel. Upon termination, Arshon is required to return all work products and confidential information, while we must pay any accrued but unpaid fees.

The material terms of the agreement (the “Wiliot Agreement”) between Wiliot Ltd. and CID Holdco Inc. dba Dot AI Corporation include key rights, obligations, termination provisions, and payment terms. Under the Wiliot Agreement, Wiliot grants the Company non-exclusive rights to promote, market, and resell Wiliot’s IoT Pixels, Hardware, and Cloud subscriptions as part of an Integrated Solution. The Company also has the right to provide professional services related to Wiliot’s products. The Company is required to maintain certification and compliance with integration requirements while ensuring customer relationships align with the agreement’s terms. Intellectual property rights remain with Wiliot for its products and solutions, while the Company retains rights to its own developments based on Wiliot’s intellectual property with proper attribution.

The Wiliot Agreement can be terminated under several conditions, including mutual convenience with 90 days’ notice, material breach not remedied within 30 days, insolvency, or bankruptcy. Upon termination, the Company must cease use of Wiliot’s branding and fulfill existing purchase orders. Wiliot retains discretion over customer approvals and the supply chain, and the Partner cannot market or distribute Wiliot products outside the agreed-upon territory and vertical without prior consent.

Payment provisions include milestone-based invoicing, with 50% due upon purchase order acceptance and the remainder upon delivery. Wiliot Cloud subscriptions are billed monthly or annually, with fees based on the chosen functionalities. Payments must be made in U.S. dollars and within specified timeframes, and are non-refundable. Pricing adjustments require 30 days’ notice, and taxes and additional charges are the Partner’s responsibility. Overall, the Wiliot Agreement emphasizes a collaborative yet clearly delineated partnership, protecting both parties’ intellectual property and operational interests.

Payments under the Wiliot Agreement are milestone-based, tied to the completion of specific deliverables as outlined in the SOW. The Client is also responsible for reimbursing reasonable, pre-approved expenses incurred by the Contractor during service performance. All payments are processed through the Deel platform in accordance with Deel’s terms and conditions, ensuring compliance with their payment facilitation processes.

Facilities

We are headquartered in Las Vegas, Nevada, where we also host a Customer Experience Center in the warehouse area of one of our channel partners. Our management and administrative staff are in Bethesda, MD where we maintain an office for east coast customer engagement, government meetings and supporting lobbying activity. Our embedded development team and DFM capability is built around our CTO in Worcester, MA and our core software team is in Bangalore India. Our manufacturing subsidiary with assembly and test lines in Puerto Rico is managed on site by our COO/CFO.

	Admin	Corporate HQ	Systems Lab	Assembly & Test	EU Subsidiary	India Subsidiary
Location	Bethesda, Maryland	Las Vegas, Nevada	Worcester, Massachusetts	Manati, Puerto Rico	Germany or Switzerland	Bangalore, India
Size (sq ft)	2,969	2,000	600	16,000
Terms	63 months	annual sub-lease	monthly lease	monthly lease	TBD	TBD
Lessor	IN-REL 7500 OGR, LLC	POPE TECHNOLOGIES	18 Phoenix Park LLC	Cruce Davila Development LLC
Monthly Cost	$7,263	$1,280	$2,060	$9,333

We do not own any real property. We believe that these facilities are suitable to meet our needs in the short term, and that, when needed, suitable additional or alternative space will be available to accommodate any expansion of our operations.

Intellectual Property

Intellectual property rights are important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual protections, to protect our intellectual property rights, including our proprietary technology, software, know-how and brand.

Although we rely on intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new services, features and functionality, and frequent enhancements to our offerings are equally important to establishing and maintaining our technology position.

We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. We generally require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and we control and monitor access to our software, documentation, proprietary technology and other confidential information. Our policy is to require all employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, processes and other intellectual property generated by them on our behalf and under which they agree to protect our confidential information. In addition, we generally enter into confidentiality agreements with our customers and partners. See the section titled “Risk Factors — Intellectual Property” for a discussion of risks related to our intellectual property.

Regulatory Environment

We are subject to a wide variety of laws and regulations in the United States and other jurisdictions and devote considerable resources to compliance with these laws and regulations.

We are subject to laws and regulations governing issues such as privacy, data security, telecommunications, the use of biometric data, labor and employment, anti-discrimination, whistleblowing and worker confidentiality obligations, product liability, consumer protection and warnings, marketing, taxation, competition, arbitration agreements and class action waiver provisions, and terms of service, among other issues. We could become subject to additional legal or regulatory requirements if laws, regulations, or guidance change in the jurisdictions in which we operate. This could include the need to obtain new and different types of licenses or certifications to offer certain products or functionalities. Overall, we are committed to complying with, and helping our customers comply with, applicable regulations and requirements, and we will continue to devote significant internal resources to these efforts.

See the section titled “Risk Factors — Risks Related to Government Regulation” for additional information about the laws and regulations to which we are subject and the risks to our business associated with such laws and regulations.

Data Protection and Privacy Program

We are dedicated to protecting and securing the data of our customers as part of our overall data protection and privacy program. In addition to the privacy and security measures that we incorporate into the design, engineering, and testing processes for our solution, we have company-wide policies that describe how we collect, use, protect and disclose data. We provide ongoing training to our employees to appropriately handle and secure data. We are also able to assist our customers in demonstrating their compliance with applicable data protection and privacy regulations through the use of template accountability documentation (e.g., data protection impact assessments and supporting policies), which can be configured and tailored by customers to address their particular use cases and organizational requirements. We offer EU Model Clauses, also known as Standard Contractual Clauses, for the purpose of helping enable our customers’ continued compliance with the changing regulatory landscape in connection with transferring personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, highlighting a commitment to protect personal information in accordance with a set of privacy principles that offer meaningful privacy protections and recourse for EU individuals. We also maintain a self-certification under EU-US and Swiss-US Privacy Shield. We hold our service providers and sub processors to the same high data-protection and privacy standards to which we hold ourselves, including through contractual commitments and periodic reviews and audits.

See the section titled “Risk Factors — Risks Related to Government Regulation” for additional information about the laws and regulations to which we are subject and the risks to our business associated with such laws and regulations.

Material Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. Other than as described below, we are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

The Company has been made aware of a complaint (the “Complaint”) filed by William Reny (“Plaintiff”), a greater than five percent (5%) holder of the Company’s outstanding common stock, par value $0.0001 per share, against SEE ID, Charles Maddox and Ed Nabrotzky, each a director of SEE ID, and Does 1-20 (collectively with SEE ID, Mr. Maddox and Mr. Nabrotzky, the “Defendants”), in the District Court of Clark County, Nevada.

The Complaint alleges, among other things, (a) breach of Plaintiff’s employment agreement, and an implied covenant of good faith and fair dealing in respect thereof, by SEE ID by (i) terminating Mr. Reny’s employment for “cause,” (ii) not paying Plaintiff certain compensation and benefits, (iii) not permitting Plaintiff to transfer shares to a third party, and (iv) otherwise harming Plaintiff; (b) tortious interference with a contract, tortious interference with prospective economic advantage and conspiracy/concert of action by Messrs. Maddox and Nabrotzky with respect to a contract Plaintiff had with a third party to purchase a home by not permitting Mr. Reny to transfer shares to a third party; (c) conversion, failure to produce business records under NRS chapter 78 or unjust enrichment by one or more of the Defendants. Plaintiff seeks direct damages, interest, statutory damages and penalties, records production, injunctive relief as appropriate, an accounting, reasonable attorney’s fees and costs and punitive damages in excess of $50,000.

On October 23, 2025, the Company filed a motion to dismiss several causes of action and requested that the court dismiss all claims in their entirety. On December 15, 2025, the District Court of Clark County, Nevada denied the Company’s motion to dismiss with respect to the former employee’s claims for intentional interference with contract, intentional interference with prospective economic advantage, civil conspiracy/concert of action and conversion, and granted the motion with respect to the unjust enrichment claim. The Company and the Defendants continue to vigorously defend the action and are pursuing available legal remedies, including seeking dismissal of claims. Except as required by law, the Company does not intend to comment further on this matter.

Business Combination

On June 18, 2025 (the “Closing Date”), the Company consummated the transactions contemplated by that certain Business Combination Agreement, dated March 18, 2024 (the “Business Combination Agreement”), by and among the Company, ShoulderUp Technology Acquisition Corp, a Delaware corporation (“SUAC”), ShoulderUp Merger Sub, Inc., a Delaware corporation (“ShoulderUp Merger Sub”), SEI Merger Sub, Inc., a Delaware Corporation (“SEI Merger Sub”) and SEE ID, Inc., a Nevada corporation (“SEE ID”). Pursuant to the Business Combination Agreement, on the Closing Date, (i) ShoulderUp Merger Sub merged with and into SUAC (the “ShoulderUp Merger”), with SUAC surviving the ShoulderUp Merger as a wholly-owned subsidiary of the Company; and (ii) simultaneously with the ShoulderUp Merger, SEI Merger Sub merged with and into SEE ID ( the “SEE ID Merger”), with SEE ID surviving the SEE ID Merger as a wholly-owned subsidiary of the Company (the ShoulderUp Merger and the SEE ID Merger, together the “Mergers” and together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

On the Closing Date, we consummated the PIPE Financing (as defined below). Pursuant to certain subscription agreement entered into between June 10, 2025 and June 17, 2025 (the “PIPE Subscription Agreements”) by us with certain unaffiliated third-party investors (each, a “PIPE Investor” and collectively, the “PIPE Investors”), pursuant to which, the Company agreed to issue and sell to the PIPE Investors, and the PIPE Investors agreed to subscribe for and purchase an aggregate of 3,323,536 PIPE Shares at a purchase price of $4.00 per share for an aggregate purchase price of $13,294,143, in a private placement (the private placement contemplated by the PIPE Subscriptions Agreements, the “PIPE Financing”). Of the total PIPE Investment, $2,456,500 represents the conversion of bridge loan principal and accrued interest, such that the Company received an additional $10,837,643 from the PIPE Investors at the closing of the PIPE Financing. The PIPE Financing closed substantially concurrently with the closing of the Business Combination (the “Closing”).

Prior to and in connection with the special meeting to approve the Business Combination, holders of 2,000 shares of SUAC’s Class A Common Stock sold in its initial public offering exercised their right to redeem those shares for cash at a price of approximately $11.00 per share, for an aggregate of approximately $22,000. The per share redemption price of approximately $11.00 for public shareholders electing redemption was paid out of SUAC’s trust account, which after taking into account the redemptions, had a balance immediately prior to the Closing of approximately $5,577,304.

Equity Line of Credit

At the Closing, the Company entered into a Share Purchase Agreement (the “ELOC Agreement”) with New Circle Principal Investments LLC, a Delaware limited liability company (“New Circle”), pursuant to which New Circle has committed to purchase, subject to certain limitations, up to $50 million shares of the Company’s Common Stock. In connection with the ELOC Agreement, the Company also entered into a registration rights agreement with New Circle and previously filed a separate resale registration statement covering up to 5,524,624 shares issuable under the ELOC Agreement.

We may, at our option, direct New Circle to purchase shares from time to time, and we are under no obligation to sell any securities under the ELOC Agreement. Issuances under the ELOC Agreement remain subject to Nasdaq limitations, including a 19.99% cap absent stockholder approval or a minimum price exception, and a 4.99% beneficial ownership cap (which New Circle may elect to increase to 9.99% on 61 days’ notice). New Circle has agreed not to engage in short sales or establish a net short position in our Common Stock during the term of the ELOC Agreement.

Any future use of the ELOC Agreement will depend on market conditions, our trading price and volume, and our liquidity needs, and could be dilutive to existing stockholders and place downward pressure on our stock price. Only 5,524,624 shares are currently registered for resale; we may need to register additional shares to access the full $50 million capacity. The ELOC Agreement automatically terminates upon the earlier of July 18, 2028 or aggregate purchases of $50 million, and may be terminated earlier by us in accordance with its terms. We currently expect that any proceeds from sales under the ELOC Agreement will be used for working capital and general corporate purposes, including the repayment of debt.

On October 13, December 30, and December 31, 2025, the Company delivered purchase notices for 30,000, 500,000, and 1,000,000 shares at settlement prices of $2.62, $0.32, and $0.32 per share, respectively, resulting in gross cash proceeds in 2025 of $78,516, $159,500, and $317,000, respectively. The Company issued 30,000 shares in October 2025 and 1,000,000 shares in December 2025, with the remaining 500,000 shares settled and administratively issued in early January 2026. Because the shares were issued to New Circle at prices determined using a discounted VWAP formula, the cash proceeds received were below the fair value of the shares on the respective issuance dates. The Company measured the shares at their fair value on the date cash was received and recognized the difference between (i) the fair value of the shares issued and (ii) the proceeds calculated pursuant to the discounted VWAP pricing terms. This difference, totaling $246,184, was recorded as a loss on issuance of shares in the statement of operations.

Recent Developments

Senior Secured Convertible Loan Agreement

On December 5, 2025, we entered into a Loan Agreement (the “Loan Agreement”) with J.J. Astor & Co., a Utah corporation (including its successors and assigns, the “Lender”), pursuant to which the Company may borrow up to $5,000,000 in four tranches comprised of an initial $2,000,000 tranche (the “Initial Loan”) borrowed on December 5, 2025 (the “Initial Funding Date”), and up to three additional tranches of $1,000,000 each (the “Additional Loans” and together with the Initial Loan, the “Loans”). The Initial Loan is evidenced by a Senior Secured Convertible Note issued to the Lender for an original principal amount of $2,600,000 (the “Initial Note”), of which $1,840,000 was funded by the Lender at the funding date after deducting the Lender’s origination fees and expenses from the amount of the Initial Loan. The Initial Loan matures on November 30, 2026, and is payable in twelve monthly installments, consisting of an initial installment that was due on December 31, 2025 of $108,334 and the remaining eleven monthly payments of $226,515.

Each Additional Loan is subject to the Company’s satisfaction of certain specified conditions, including conditions related to the Company’s ELOC Agreement with New Circle. The Loan Agreement requires the Company to draw on its ELOC Agreement with New Circle to pay monthly installment payments under the Convertible Notes. New Circle has agreed to remit 80% of all ELOC proceeds to the Lender with the remaining 20% to be remitted to the Company within 3 business days following each draw on the ELOC. To the extent that the proceeds of the ELOC remitted to the Lender are not sufficient to cover the then applicable minimum monthly payment due in any month, the Company shall be required to pay the balance of such amount to the Lender on the last business day of such month.

In connection with the Loan Agreement, we issued to the Lender a warrant to purchase up to 230,770 shares of our Common Stock at an exercise price of $1.69 per share, subject to customary adjustments for stock dividends, splits, combinations, reclassifications, and similar events (the “Initial Lender Warrant”). Additional warrants will be issued in connection with any Additional Loans as a condition to funding (the “Additional Lender Warrants” and together with the Initial Lender Warrant, the “Lender Warrants”). The Lender Warrants may not be exercised to the extent the exercise would cause the Lender and its affiliates to beneficially own more than 4.99% of the outstanding Common Stock, subject to the Lender’s written notice and the Company’s agreement to increase such cap up to 9.99%. The conversion of any Lender Notes and the exercise of the Lender Warrants are subject to applicable Nasdaq rules. We also entered into a registration rights agreement requiring us to file a resale shelf registration statement covering up to 100% of the shares issuable upon conversion of the Initial Note and any Additional Notes. Any Lender Note is convertible, in whole or in part, only after an Event of Default and the effectiveness of such resale registration statement, at a conversion price equal to 80% of the average of the four lowest volume-weighted average prices of our Common Stock on its principal market over the 20 trading days immediately prior to the Lender’s notice of conversion, and any conversion is also subject to the 4.99% beneficial ownership cap.

The Company’s obligations under the Loan Agreement are guaranteed and secured on a first-priority basis by substantially all assets of the Company and each applicable subsidiary guarantor, subject to customary exclusions. Under the terms of the pledge and security agreement, the Company granted the Lender a continuing first-priority security interest in 100% of the equity interests of the Company’s subsidiaries to secure the obligations under the Loan Agreement and related loan documents.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” As such, we will take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following November 23, 2026, the fifth anniversary of the closing of SUAC’s IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of our Common Stock that are held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter and we have been subject to the Exchange Act’s reporting requirements for at least 12 months and have filed at least one annual report, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as it is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk, many of which are beyond our control. Investors should carefully consider the risks described below and elsewhere in this Annual Report on Form 10-K and those that are described from time to time in our other filings with the SEC. If any of the events or developments described herein or therein occur, our business, financial condition, or results of operations could be materially or adversely affected. As a result, the market price of our Common Stock and Warrants could decline, and investors could lose all or part of their investment. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Notes Regarding Forward-Looking Statements.”

General Business and Industry Risks

The Company is vulnerable to the potential difficulties associated with the increase in the complexity of our business. We have expanded operations and customer offerings over the last several years both organically and through acquisitions. This has caused increased complexities in the business. We believe our future success depends in part on our ability to manage our growth and increased complexities of our business. The following factors could present difficulties to us:

Risks Associated with the Company

An investment in our Common Stock involves substantial risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition and results of operations. Important factors and risks that could cause actual results to differ materially from those in the forward-looking statements include, among others:

●	We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain an effective system of internal control over financial reporting.

●	Our success and our ability to grow the Company’s business depends on retaining and expanding the Company’s customer base.

●	We may be unable to maintain and enhance the Company’s brand and reputation.

●	The Company has a limited operating history.

●	Security incidents or real or perceived errors, failures or bugs in the Company’s systems or website could impair its business.

●	The Company’s management team has limited experience managing a public company.

Risks Related to Our Business and Industry

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain an effective system of internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For the year ended December 31, 2025, we identified the material weaknesses in our internal control over financial reporting related to the following for the years ended December 31, 2025 and 2024.

Accounting Personnel and Financial Reporting Controls. Management determined that the Company does not currently maintain sufficient accounting personnel and has not fully designed and implemented the processes and internal controls necessary to support accurate and timely financial reporting. These deficiencies (i) limit the Company’s ability to effectively review and approve certain material journal entries and properly adopt new accounting pronouncements, increasing the risk that a material misstatement of interim or annual financial statements may not be prevented or detected on a timely basis, and (ii) have resulted in an insufficient segregation of duties between the preparation, review, and approval of certain material reconciliations and other financial reporting controls.

As a result of the material weaknesses noted above, for the year ended December 31, 2024, the Company reclassified its expense presentation by reallocating certain amounts previously reported as cost of goods sold to general and administrative, research and development, and sales and marketing expenses to better reflect the nature of the underlying costs. These reclassifications had no effect on total revenue, loss from operations, net loss, or shareholders’ equity (deficit) for any period presented.

For the year ended December 31, 2025, management identified that the Company did not initially accrue all Board of Director compensation earned during the year ended December 31, 2025. During the year-end audit process, management recorded the appropriate accrual and related Board of Director compensation expense for the year ended December 31, 2025.

In addition, management identified presentation revisions in the statements of cash flows for the six months ended June 30, 2025 and the nine months ended September 30, 2025. Certain items were reclassified between operating and financing activities, including amounts related to short-term debt and proceeds from bridge financing arrangements, and certain components associated with the reverse recapitalization transaction were adjusted for proper presentation. These revisions affected the classification of cash flows between operating and financing activities, but had no impact on the total change in cash, net loss, or previously reported balance sheet amounts.

Management evaluated the quantitative and qualitative factors associated with these matters and concluded that the corrections were not material to any previously issued annual or interim financial statements. Accordingly, the Company has reflected these changes in the affected prior-period financial statements in this Annual Report to reflect these reclassifications as immaterial reclassifications to previously issued financial statements.

Fair Value Calculation Controls. In addition, management identified a material weakness in the design of internal controls related to the review of the fair value calculation of SAFE notes performed by a third-party valuation specialist for the year ended December 31, 2024. The controls lacked the precision needed to detect inappropriate inputs that could materially impact valuation.

As a result of the identified material weaknesses, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2025 and 2024. The Company is actively working to develop and implement remediation plans related to the material weaknesses identified. Remediation efforts include enhancing the design and implementation of controls over the accounting for financial instruments and hiring additional qualified accounting personnel.

To respond to the material weaknesses, we devoted significant effort and resources to the remediation and improvement of our internal controls over financial reporting, including enhancing the design and implementation of controls over the accounting for financial instruments and hiring additional qualified accounting personnel.

Any failure to maintain such internal controls could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ordinary shares.

We can give no assurance that the measures we have taken will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal controls over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2025, we had cash of $865,624 and working capital deficit of $1,730,095. Further, we have incurred and expect to continue to incur significant costs in pursuit of our revenue growth but we cannot assure you that our plans will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Requirements and Going Concern.” The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to consummate this offering or our inability to continue as a going concern.

Our rapid growth makes it difficult to evaluate our future financial position and increases the risk that we will not continue to grow at or near historical rates.

We are largely a pre-revenue company, with revenue of $5,804,369 and $172,661 for the fiscal years ended December 31, 2025 and 2024, respectively. As a result, our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. Many factors may contribute to declines in our revenue growth rate, including increased competition, slowing demand for our solution from existing and new customers, a failure by us to continue capitalizing on growth opportunities, termination of contracts by our existing customers, and the maturation of our business, among others. Our recent and historical growth should not be considered indicative of our future performance. Even if our revenue continues to increase over the long term, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow and our business, financial condition, and results of operations could be harmed.

We face risks associated with the growth of our business in new use cases.

Historically, most of our revenue has been derived from sales relating to research and development activities, including proof of concept demonstrations. In 2025, we have invested in driving market demand through expansion of sales and marketing activities. We plan to expand the use cases of our solution, including those where we may have limited operating experience, and may be subject to increased business, technology, and economic risks that could affect our financial results. Entering new use cases and expanding in the use cases in which we are already operating will continue to require significant resources, and there is no guarantee that such efforts will be successful or beneficial to us. Historically, sales to a new customer have often led to additional sales to the same customer or similarly situated customers. To the extent we expand into and within new use cases that are regulated, we will likely face additional regulatory scrutiny, risks, and burdens from the governments and agencies which regulate those markets and industries. It is uncertain whether we will be able to achieve penetration and organic growth with respect to any new use cases that we pursue. Any failure to do so may harm our reputation, business, financial condition, and results of operations.

If we fail to effectively manage our growth, our business and results of operations could be harmed.

We have experienced and expect to continue to experience rapid growth, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from our 2 founding employees as of the last business day of the fiscal year ended December 31, 2020 to 68 employees as of the last business day of the fiscal quarter ended December 31, 2025. In addition, we have begun to cultivate channel partners to expand our operations globally and sell our products to customers in Asia and Europe in the short term, and we plan to continue to expand our operations internationally in the future. We have also experienced significant growth in the number of customers, connected assets, transactions, and data supported by our solution and our associated infrastructure, which has placed additional demands on our resources and operations. Our organizational structure is becoming more complex, and we need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures, to manage this complexity. We will require significant expenditures and the allocation of management resources to grow and change in these areas. If we fail to successfully manage our anticipated growth, the quality of our solutions may suffer, which could negatively affect our brand and reputation, harm our ability to retain and attract customers, and adversely impact our business, financial condition, and results of operations.

If we are unable to attract new customers, our future revenue and results of operations will be harmed.

Our future success depends, in part, on our ability to attract new customers. Our ability to attract new customers will depend on the perceived benefits and pricing of our solution and the effectiveness of our sales and marketing efforts. Other factors, many of which are out of our control, may now or in the future impact our ability to attract new customers, including:

●	potential customers’ commitments to or preferences for their existing vendors

●	actual or perceived switching costs

●	potential customers’ inexperience with or reluctance to adopt our solutions in their physical operations;

●	our failure to help potential customers successfully deploy and use our solutions;

●	our failure to develop or expand relationships with existing partners or to attract new partners;

●	our failure to expand into new markets;

●	our failure to expand, retain, and motivate our engineering and research and development, sales and marketing, and other personnel;

●	the adoption of new, or the amendment of existing, laws, rules, or regulations that negatively impact the utility of, or that require difficult-to-implement changes to, our solutions; and

●	general macroeconomic conditions.

If our efforts to attract new customers are not successful, our business, financial condition, and results of operations will suffer.

If we are unable to retain and expand our relationships with existing customers, our financial position and results of operations will be harmed.

In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions to access our Dot Cloud SaaS platform when existing contract terms expire and that we expand our commercial relationships with our existing customers. Our contracts are typically for a subscription term of 3 to 5 years. However, our customers have no obligation to renew their subscriptions after the initial terms expire, and our customers might not renew their subscriptions for a similar contract period, with the same or greater economic terms, or at all. In the past, some of our customers have elected not to renew their subscriptions with us and it is difficult to accurately predict long-term customer retention, in part due to our limited experience with renewal cycles to date. Customers may choose not to renew their subscriptions for many reasons, including the belief that our solution is not required for their business needs or is otherwise not cost-effective, a desire to reduce discretionary spending, our discontinuation of a desired application or a belief that our competitors’ offerings provide better value. Additionally, our customers might not renew for reasons entirely out of our control, such as mergers and acquisitions affecting our customer base, the dissolution of their business or utilizing our solution or an economic downturn affecting their industry. A decrease in our renewal rate would have an adverse effect on our business, financial condition, and results of operations.

A part of our growth strategy is to sell subscriptions to our Dot Cloud SaaS platform and expand use cases with our existing customers. Our ability to sell subscriptions to our Dot Cloud SaaS platform will depend in significant part on our ability to anticipate industry evolution, practices and standards. Additionally, we will need to continue to enhance existing solutions and introduce new solutions and features on a timely basis to keep pace with technological developments both within our industry and in related industries, and to remain compliant with any federal, state, local, or foreign regulations that apply to us or our customers. However, we may prove unsuccessful either in developing new solutions or in expanding the set of third-party applications and devices with which our solutions integrate, particularly as we expand our solutions into use cases that have not been our historical focus and as we continue to refine our efforts to hire, develop, and retain engineering talent. In addition, the success of any enhancement or new solution depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or solution. Any new solutions we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue, particularly with respect to use cases that have not been our historical focus. If any of our competitors implements new technologies before we are able to implement them or better anticipates the innovation and integration opportunities in related industries, our business may be adversely affected.

Another part of our growth strategy is to sell additional subscriptions to existing customers as they increase their number of connected assets, such as vehicles, warehouses, and yards. However, our customers may not continue to grow and expand their operations, or may opt not to purchase additional subscriptions from us to cover their expanded operations. A decrease in our ability to sell additional subscriptions to our Dot Cloud SaaS platform to our existing customers could have an adverse effect on our business, financial condition, and results of operations.

Certain estimates of market opportunity and forecasts of market growth included in this Annual Report may prove to be inaccurate.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this Annual Report relating to the size and expected growth of our target markets may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasted in this Annual Report, we may not successfully penetrate these markets and our business could fail to grow at a similar pace, if at all.

We may not be able to successfully execute our strategic initiatives or meet our long-term financial goals.

A significant part of our business strategy is to focus on long-term growth over short-term financial results. We expect to continue making significant expenditures on engineering talent, sales, hiring and marketing efforts and expenditures to develop new features, integrations, capabilities, and enhancements to our solution and further expand the use cases addressed by our solutions. We have been engaged in strategic initiatives to expand the scope of our core business to improve long-term stockholder value, to improve our cost structure and efficiency, and to increase our selling efforts and develop new business. We may not be able to successfully execute these or other strategic initiatives or execute these initiatives on our expected timetable. If we are not successful in expanding our use cases and obtaining operational efficiencies, our business, financial condition, and results of operations could be harmed.

Our dependence on a limited number of joint design manufacturers and suppliers of manufacturing services and critical components within our supply chain for our IoT devices may adversely affect our results of operations.

Our devices are made using an outsourced manufacturing business model that utilizes joint design manufacturers. We depend on a limited number of joint design manufacturers to allocate sufficient manufacturing capacity to meet our needs, to produce devices, or components thereof, of acceptable quality at acceptable yields, and to deliver those devices or components to us on a timely basis. We are subject to the risk of shortages and long lead times in the supply of these devices and components. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We may in the future experience component shortages, and the predictability of the availability of these components may be limited. We cannot assure you that our inventory will be sufficient for our needs or that future disruptions to our supply of devices or materials will not occur. Any delay in the shipment of devices or any other necessary materials delays our ability to recognize revenue for subscriptions purchased by our customers.

In addition, some of our suppliers, joint design manufacturers, and logistics providers may have more established relationships with larger volume device manufacturers, and as a result of such relationships, such suppliers may choose to limit or terminate their relationship with us. Developing suitable alternate sources of supply for these devices and components may be time-consuming, difficult, and costly, and we may not be able to source these devices and components on terms that are favorable to us, or at all, which may adversely affect our ability to meet our requirements or provide our customers with needed devices in a timely or cost-effective manner. Because our customers often must install devices before being able to fully utilize our Dot Cloud SaaS platform, any interruption or delay in the supply of any of these devices or components, or the inability to obtain these devices or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to onboard new customers. In addition, increased device or component costs would negatively impact our results of operations.

Our dependence on a key supplier in Israel and the possibility of having to switch suppliers may adversely affect our results of operations.

We have a key component for one of our products that is made and supported in Israel. While this supplier has remained stable for us to date, there is a risk that the situation may change. We have developed an alternative path that we can use to obtain similar functionality, but switching costs include delays in delivery and some feature disruption in our operations.

If we are not able to develop and timely introduce new solutions and features for our Dot Cloud SaaS platform that achieve market acceptance, keep pace with technological developments, and meet emerging regulatory requirements, our business, financial condition, and results of operations would be harmed.

Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing solutions and to introduce compelling new solutions and features that reflect the changing nature of our customers’ needs and the regulations to which they are subject. The success of any enhancement to our Dot Cloud SaaS platform depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with existing technologies, and overall market acceptance. Factors outside of our control, such as developing laws and regulations, regulatory orders, competitive product offerings, and changes in demand for our solution may also materially impact the successful implementation of new solutions. Any new solution that we develop may not be introduced in a timely or cost-effective manner, may contain bugs or other defects, or may not achieve the market acceptance necessary to generate significant revenue.

Further, the development of new solutions can be difficult, time-consuming and costly. There are inherent risks and uncertainties associated with offering new solutions, especially when new markets are not fully developed, related technology standards are not mature, or when the laws and regulations regarding a new solution are evolving. If we are unable to successfully develop and timely introduce new solutions, enhance our existing Dot Cloud SaaS platform to meet customer requirements, or otherwise gain market acceptance, our business, financial condition, and results of operations would be harmed.

Our sales pipeline is immature, and as such, revenue forecasts and projections are likely to be unstable through fiscal year 2026.

We anticipate typical sales cycles to be nine to twelve months for most of our opportunities and are only six months into an aggressive pivot to active sales and marketing. As such, revenue forecasts and projections are likely to be unstable through fiscal year 2026, as we mature our best opportunities and add depth to our pipeline. While we will provide our best forecast and communicate changes as they occur, investors should be warned that this instability in revenue is the nature of emerging from a startup mode into a more mature growth organization.

The length of our sales cycle can be unpredictable, particularly with respect to sales to large customers, and our sales efforts may require considerable time and expense.

It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. Customers with substantial or complex organizations may choose to deploy our solutions in large increments on a periodic basis. Accordingly, customers may purchase subscriptions for significant dollar amounts on an irregular and unpredictable basis. Because of our limited operating history and the nature of our business, we cannot predict the timing or cost of these sales and deployment cycles. Variations in the sales cycles among our customers based on the size and complexity of their operations, as well as the possibility that customers may purchase new subscriptions sporadically with short lead times, which may adversely impact our ability to anticipate the timing and amount of revenue and contract value from new customers.

In particular, part of our strategy is to target sales to larger customers. Sales to larger customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles (which typically last several months and in some cases have exceeded one year), more complex customer product requirements and expectations related to invoicing and payment terms, substantial upfront sales costs, and less predictability in completing some of our sales. For example, large customers may require considerable time to evaluate and test our solution prior to purchasing a subscription. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our solution, the discretionary nature of purchasing and budget cycles, the competitive nature of evaluation and purchasing approval processes, the customer’s contemplated use case, the specific deployment plan of each customer, the complexity of the customer’s organization, and the difficulty of such deployment, as well as whether a sale is made directly by us or through other partners. Moreover, large customers often begin to deploy our solution on a limited basis but nevertheless may require a greater level of support from our customer support personnel and negotiate pricing discounts, which increases our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment. If we fail to effectively manage these risks associated with sales cycles, sales timing uncertainty, sales to large customers and collection of payment from our customers, our business, financial condition, and results of operations may be adversely affected.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, or changing customer needs, requirements or preferences, our Dot Cloud SaaS platform may become less competitive.

The industries in which we participate are subject to rapid technological change. The introduction of new technologies will continue to have a significant effect on competitive conditions to which we are subject. In order to continue to provide value for our customers, we must offer innovative solutions that allow our customers to track and manage their equipment, employees, sites and other connected assets on a timely basis. Certain technologies and industry developments may negatively impact our ability to compete within certain industry segments. If we are unable to develop new solutions that provide utility to our customers and provide enhancements and new features for our existing solutions that keep pace with rapid technological and regulatory change, our revenues and results of operations could be adversely affected.

To keep pace with technological and competitive developments, we have in the past invested, and may continue to invest, in complementary businesses, technologies, products, services, and other assets that expand the solutions that we can offer our customers. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers or that will achieve market acceptance. If we are unable to successfully enhance our Dot Cloud SaaS platform to meet evolving customer requirements, increase adoption and use cases of our solution, and develop new solutions and features, then our business, financial condition, and results of operations would be adversely affected.

We rely on industry standards and technology developed and maintained outside of our control. For example, many of our solutions depend on cellular, GPS, and Wi-Fi technology and are built upon such technologies. We do not control the development of such technologies, and so it may be possible in the future that the components of the underlying technologies that interface with or are built into our solution develop in ways that are not beneficial to our growth and technological capabilities. If these technologies do not continue to be improved or are replaced with alternative technologies that we do not effectively adapt to, our ability to innovate may be diminished and our market appeal and value to customers may be harmed.

We face intense and increasing competition, and we may not be able to compete effectively, which could reduce demand for our solution and adversely affect our business, revenue growth, and market share.

The markets for the solutions and use cases for which we compete are new and rapidly evolving. Our historical competition has been specific to the individual solution sets that we target, or specific to operational groupings. For example, certain of our solution compete with historical RFID and Barcode companies such as Zebra, Honeywell, Smartrac and HID Global.

Competition in these markets is based on several factors, including the comprehensiveness of a solution; feature set breadth and extensibility; analytical capability; ease of adoption; platform reliability, security and scalability; customer support; ability to realize cost savings; brand awareness and reputation; and the strength of sales, marketing and channel partnerships.

Some of our competitors may have greater financial resources, greater brand recognition, larger sales forces and marketing budgets than us, as well as broader distribution networks. Large corporations, in particular, may be able to utilize their distribution networks and existing relationships to offer new solutions, in addition to solutions in other verticals already being provided to customers. We expect additional competition as our market grows and rapidly changes, and we may choose to enter or expand into new markets as well. We expect competition to increase as other established and emerging companies enter the markets in which we compete, as customer requirements evolve and as new products and services and technologies are introduced. Certain of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services, or other resources and greater name recognition than we do. In addition, certain of our current and potential competitors have strong relationships with current and potential customers and extensive knowledge of industries with physical operations. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements or devote greater resources than we can to the development, promotion, and sale of their products and services. Moreover, certain of these companies are bundling their products and services into larger deals or subscription renewals, often at significant discounts as part of a larger sale. In addition, some current and potential competitors may offer products or services that address one or a limited number of functions at lower prices or with greater depth than our solution. Our current and potential competitors may develop and market new technologies with comparable functionality to our solution. As a result, we may experience reduced gross margins, longer sales cycles, and loss of market share. This could lead us to decrease prices, implement alternative pricing structures, or introduce products and services available for free or a nominal price in order to remain competitive. We may not be able to compete successfully against current and future competitors, and our business, financial condition, and results of operations will be harmed if we fail to meet these competitive pressures.

Moreover, current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others, including our current or future channel partners, OEM partners, and other strategic technology companies. By doing so, these competitors may increase their ability to meet the needs of our existing or potential customers. In addition, our current or prospective indirect sales channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell or certify our solution through specific distributors, technology providers, database companies, and distribution channels and allow our competitors to rapidly gain significant market share. These developments could limit our ability to obtain revenue from existing and new customers. If we are unable to compete successfully against current and future competitors, our business, financial condition, and results of operations would be harmed.

If we do not develop devices that are compatible with third-party hardware, software and infrastructure, including the many evolving wireless industry standards, our ability to introduce and sell new subscriptions to access our Dot Cloud SaaS platform could suffer.

In order to support customers’ adoption of our Dot Cloud SaaS platform, we develop devices that are compatible with a wide variety of hardware, software and infrastructure. Not only must we ensure our devices are compatible with applications and technologies developed by our partners and vendors, but we must also ensure that our devices can interface with third-party hardware, software or infrastructure that our customers may choose to adopt. To the extent that a third party were to develop software applications or devices that compete with ours, that provider may choose not to support our solution. In particular, our ability to accurately anticipate evolving wireless technology standards and ensure that our devices comply with these standards in relevant respects is critical to the functionality of our devices. Any failure of our devices to be compatible or comply with the hardware, software, or infrastructure — including wireless communications standards — utilized by our customers could prevent or delay their implementation of our Dot Cloud SaaS platform and require costly and time-consuming engineering changes. Additionally, if an insufficient number of wireless operators or subscribers adopt the standards to which we design our devices, our ability to introduce and sell subscriptions to our Dot Cloud SaaS platform would be harmed.

The competitive position of our Dot Cloud SaaS platform depends in part on its ability to operate with a wide variety of data sources and infrastructure, and if we are not successful in maintaining and expanding the compatibility of our solutions with such data sources and infrastructure, our business, financial condition, and results of operations could be adversely impacted.

The competitive position of our Dot Cloud SaaS platform depends in part on its ability to operate with a wide array of physical sensors and devices — including devices manufactured by us and by third parties, other software and database technologies, and communications, networking, computing and other infrastructure. As such, we must continuously modify and enhance our Dot Cloud SaaS platform to be compatible with evolving hardware, software, and infrastructure that are used by our current and potential partners, vendors and customers. In the future, one or more technology companies may choose not to support the interoperation of their hardware, software, or infrastructure with solutions such as ours, or our solutions may not otherwise support the capabilities needed to operate with such hardware, software, or infrastructure. We intend to facilitate the compatibility of our Dot Cloud SaaS platform with a wide variety of hardware, software, and infrastructure by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition, and results of operations could be adversely impacted.

Our ability to grow our business is dependent in part on strategic relationships we develop and maintain with third parties.

We believe that our ability to increase our sales depends in part on maintaining and strengthening relationships with parties such as channel partners, OEM partners, and other strategic technology companies. Once a relationship is established, we likely will dedicate significant time and resources to it in an effort to advance our business interests, and there is no assurance that any strategic relationship will achieve our business purposes or that the resources we use to develop the relationship will be cost-effective. Parties with whom we establish strategic relationships also work with companies that compete with us. We have limited, if any, control as to whether these parties devote adequate resources to our strategic relationships. Further, companies with whom we maintain strategic relationships may de-emphasize their dealings with us or become competitors in the future. We also have limited, if any, control as to other business activities of these parties and we could experience reputational harm because of our association with such parties if they fail to execute on business initiatives, are accused of breaking the law or suffer reputational harm for other reasons. All of these factors could materially and adversely impact our business and results of operations.

Changes in our subscription or pricing models could adversely affect our business, financial condition and results of operations.

The sales price for subscriptions to access our Dot Cloud SaaS platform may decline for a variety of reasons, including competitive pricing pressures, discounts, anticipation of the introduction of new solutions and features, changes in pricing models for existing solutions and access to our solutions (including changes as to the timing of customers’ payments over the course of their subscriptions) or promotional programs. As we expand our offerings, new competitors introduce new solutions or services that compete with ours, or we enter into new international markets, we may be unable to attract new customers using the same pricing models as we have historically used. Larger competitors, including new entrants to our market, may reduce the price of offerings that compete with ours or may bundle them with other offerings and provide them for free. Any decrease in the sales prices for access to our Dot Cloud SaaS platform, without a corresponding decrease in costs or increase in sales volume, would adversely affect our revenue and gross profit.

We may also have difficulty determining the appropriate price structure for new solutions. Regardless of the pricing model used, larger customers may demand higher price discounts than have been given in the past, or are given to other customers. As a result, we may be required to reduce our prices, offer shorter contract durations or offer alternative pricing models. If we do not maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability, our business, financial condition, and results of operations will be harmed.

Our results of operations and our business metrics are likely to fluctuate significantly on a quarterly basis in future periods and may not fully reflect the underlying performance of our business, which makes our future results difficult to predict and could cause our results of operations to fall below expectations.

Our results of operations and business metrics have fluctuated from quarter-to-quarter in the past and may continue to vary significantly in the future so that period-to-period comparisons of our results of operations and business metrics may not be meaningful. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance.

Our quarterly results of operations and business metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict, and may or may not fully reflect the underlying performance of our business. Among the factors that may cause fluctuations in our quarterly financial results and our business metrics are those listed below:

●	Our ability to attract new customers, particularly large customers;

●	Our ability to retain and expand our relationships with existing customers;

●	Our ability to successfully expand our business domestically and internationally;

●	Our ability to gain new channel partners and retain existing channel partners;

●	Our ability to attract and retain key employees and other qualified personnel;

●	Fluctuations in the growth rate of the overall market that our solution addresses;

●	Our ability to effectively manage our growth;

●	Fluctuations in the mix of our revenue;

●	The amount and timing of operating expenses related to the maintenance and expansion of our business and operations, including continued investments in sales and marketing, research and development and general and administrative resources;

●	Network outages or performance degradation of our cloud service;

●	Information security or cybersecurity breaches;

●	General economic, industry and market conditions;

●	Changes in law and regulations affecting our and our customers’ businesses or product requirements;

●	Increases or decreases in the number of subscriptions or pricing changes upon any renewals of customer agreements;

●	Changes in our pricing policies or those of our competitors;

●	The budgeting cycles and purchasing practices of customers;

●	Decisions by potential customers to purchase alternative solutions from other vendors;

●	Insolvency or credit difficulties confronting our customers, which could adversely affect their ability to purchase or pay for a subscription to use our solution;

●	The cost and potential outcomes of future litigation or other disputes;

●	Future accounting pronouncements or changes in our accounting policies;

●	Our overall effective tax rate, including impacts caused by any reorganization in our corporate tax structure and any new legislation or regulatory developments;

●	Fluctuations in stock-based compensation expense;

●	Trade protection measures (such as tariffs and duties) and import or export licensing requirements;

●	Fluctuations in foreign currency exchange rates;

●	Our timing and success in introducing new features and Applications to the market, including integrations of our solution with additional third-party software and devices;

●	The actions of our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

●	Our ability to successfully manage and realize the anticipated benefits of any future acquisitions of businesses, solutions, or technologies;

●	The timing of expenses related to the development or acquisition of businesses, solutions, or technologies and potential future charges for impairment of goodwill from acquired companies; or

●	Other risk factors described in this Annual Report.

If we are unable to achieve and sustain a level of liquidity sufficient to support our operations and fulfill our obligations, our business, financial condition, and results of operations could be adversely affected.

We actively monitor and manage our cash and cash equivalents so that sufficient liquidity is available to fund our operations and other corporate purposes. In the future, increased levels of liquidity may be required to adequately support our operations and initiatives and to mitigate the effects of business challenges or unforeseen circumstances. If we are unable to achieve and sustain such increased levels of liquidity, we may suffer adverse consequences, including reduced investment in our platform development, difficulties in executing our business plan and fulfilling our obligations, and other operational challenges. Any of these developments could adversely affect our business, financial condition, and results of operations.

Our business is exposed to risks related to third-party financing of our customers’ subscriptions to our Dot Cloud SaaS platform.

Historically, some of our customers have relied on third parties to finance their purchase of subscriptions to our Dot Cloud SaaS platform. This need to arrange third-party credit may lengthen our sales cycles or otherwise lengthen the amount of time required to negotiate customer agreements. Our channel may provide customers seeking financing with contact information for lenders that are known to them through their financing of other customers’ subscriptions. These arrangements can create challenging dynamics for us when disputes arise between a customer and a lender to whom we have introduced a customer. In the event that financing is not available to those of our customers who require it, on commercially reasonable terms or at all, we could experience reduced sales, extended sales cycles, and increased churn. In the event of a dispute between a customer and a lender, we could suffer reputational harm and damage to our relationships with customers and those that provide financing to our customers. The occurrence of any of these would adversely impact our business, financial condition, and results of operations.

We may not be able to maintain and expand our business if we are not able to hire, retain and manage qualified personnel, and in particular, our key personnel.

Our success in the future depends in part on the continued contribution of our executive, technical, engineering, sales, marketing, operations and administrative personnel. Recruiting and retaining skilled personnel in the industries in which we operate, including engineers and other technical staff and skilled sales and marketing personnel, is highly competitive. In addition, the success of any future acquisitions depends in part on our retention and integration of key personnel from the acquired company or business.

Although we may enter into employment agreements with members of our senior management and other key personnel, these arrangements are at-will and do not prevent any of our management or key personnel from leaving the Company. If we are not able to attract or retain qualified personnel in the future, or if we experience delays in hiring required personnel, particularly qualified technical and sales personnel, we may not be able to maintain and expand our business.

Further, we rely in part on direct sales employees to sell our products in the United States and internationally. We are focused on increasing the size and effectiveness of our sales force, marketing activities, sales management team and corporate infrastructure, as well as exploring further relationships with third-party resellers. At present, we intend to significantly increase the size of our current direct sales organization and to more efficiently leverage our expanded sales force to increase sales coverage for our solution and to support significant channel growth. We cannot assure you that we will be able to attract and retain the additional personnel necessary to grow and expand our business and operations. Further, we expect that the onboarding of new sales and marketing personnel will take considerable time to enable new employees to ramp up to full productivity. If we are unable to expand our sales force at sufficiently high levels and onboard new sales personnel successfully, our ability to attract new customers may be harmed, and our business, financial condition and results of operations would be adversely affected. In addition, any failure to adequately train our employees on how to communicate the uses and benefits of our solution to potential and existing customers may prevent us from increasing our market share and revenue. If we fail to identify, attract, retain and motivate these highly skilled personnel, we will be unable to achieve our growth expectations, and our business, financial condition, and results of operations may be harmed.

Our ability to achieve customer renewals and increase sales of our products is dependent on the quality of our customer success and support teams, and our failure to offer high quality support would have an adverse effect on our business, reputation, and results of operations.

Our customers depend on our customer support team to resolve issues and our customer success team to realize the full benefits relating to our Dot Cloud SaaS platform. If we do not succeed in helping our customers quickly resolve post-deployment issues or provide effective ongoing support and education on our Dot Cloud SaaS platform, our ability to sell additional subscriptions to, or renew subscriptions with, existing customers or expand the value of existing customers’ subscriptions would be adversely affected and our reputation with potential customers could be damaged. Many large customers have more complex IT environments and require higher levels of support than smaller customers. If we fail to meet the requirements of these larger customers, it may be more difficult to grow sales with them.

Additionally, it can take several months to recruit, hire, and train qualified engineering-level customer support employees. We may not be able to hire such employees fast enough to keep up with demand, particularly if the sales of our products exceed our internal forecasts. To the extent that we are unsuccessful in hiring, training, and retaining adequate customer support employees, our ability to provide adequate and timely support to our customers, and our customers’ satisfaction with our products, will be adversely affected. Our failure to provide and maintain high-quality support services would have an adverse effect on our business, reputation, and results of operations.

If we are not able to maintain and enhance our brand, our business, financial condition, and results of operations may be harmed.

We believe that maintaining and enhancing our reputation as a differentiated and category-defining company is critical to our relationships with our existing customers and to our ability to attract new customers. We also believe that the importance of brand recognition will increase as competition in our market increases, and that brand and reputation are particularly important in the physical operations industry given the potential impact of any failure of our solution on the physical operations of our customers. The successful promotion of our brand attributes will depend on a number of factors, including our and our channel partners’ marketing efforts, our ability to continue to develop high-quality solutions and our ability to successfully differentiate our solutions and devices from those of competitors. In addition, independent industry analysts may provide reviews of our solution and our competitors’ products, which could influence the perception of the relative value of our Dot Cloud SaaS platform in the marketplace. If these reviews are negative, or less positive as compared to those of our competitors’ products, our brand may be harmed.

The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new markets, and as more sales are generated through our channel partners. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors, and we could lose customers or fail to attract potential customers, any of which would harm our business, financial condition, and results of operations.

If we cannot maintain our company culture as we grow, our success and our business and competitive position may be harmed.

We believe that our success to date has been driven in part by our company’s cultural principles of focusing on customer success, building for the long term, adopting a growth mindset, being inclusive and winning as a team. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As a result, if we fail to maintain our company culture, our business and competitive position may be harmed.

We typically provide service-level commitments under our subscription agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service or face subscription termination with refunds of prepaid amounts, which would lower our revenue and harm our business, financial condition, and results of operations.

Our subscription agreements typically contain service-level commitments, and our agreements with larger customers may carry higher service-level commitments than those provided to customers generally. If we are unable to meet the stated service-level commitments, including failure to meet the uptime and response time requirements under our customer subscription agreements, we may be contractually obligated to provide these customers with service credits, which could significantly affect our revenue in the periods in which the failure occurs and the credits are applied. We could also face subscription terminations and a reduction in renewals, which could significantly affect both our current and future revenue. We offer multiple tiers of subscriptions to our products and, as such, our service-level commitments will increase if more customers choose higher tier subscriptions. Any service-level failures could also damage our reputation, which could also adversely affect our business, financial condition, and results of operations.

A real or perceived defect, security vulnerability, error, or performance failure in our Dot Cloud SaaS platform could cause us to lose revenue, damage our reputation, and expose us to liability, and our product liability insurance may not adequately protect us.

Our Dot Cloud SaaS platform is inherently complex and, despite extensive testing and quality control, has in the past contained and may in the future contain defects or errors, especially when first introduced, or not perform as contemplated. These defects, security vulnerabilities, errors, or performance failures could cause damage to our reputation, loss of customers or revenue, order cancellations, service terminations, or lack of market acceptance of our software. Our customers within the physical operations industry are particularly sensitive to the reliability of our products because a failure of a vehicle or piece of machinery connected to our solution could have a significant impact on their business or employees, including leading to death or serious bodily injury. As the use of our solution, including features and solutions that were recently developed, continues to expand to even more sensitive, secure, or mission critical uses by our customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our solution fail to perform as intended in such deployments. We have in the past needed, and may in the future need, to issue corrective releases to fix these defects, security vulnerabilities, errors or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems. When required to correct device bugs or to implement proactive firmware updates to our devices, we have implemented over-the-air firmware updates to devices that are deployed in the field. If such updates do not perform as anticipated, they may prolong interruptions and performance problems and otherwise impact our reputation and relationship with our customers. Additionally, an improperly configured or deployed update may cause performance issues or disable certain devices in the field, as has occurred in the past. Such an error would require us to fix or replace such devices and may harm our relationship with the impacted customer or customers.

In addition, any data that we license from third parties for potential use in our solution may contain errors or defects, which could negatively impact the analytics that our customers perform on or with such data. This may have a negative impact on how our solution is perceived by our current and potential customers and could materially damage our reputation and brand.

Any limitation of liability provisions that may be contained in our customer, user, third-party vendor, service provider, and partner agreements may not be enforceable or adequate or effective as a result of existing or future applicable laws or unfavorable judicial decisions, and they may not function to limit our liability arising from regulatory enforcement or otherwise. The sale and support of our solution entail the risk of liability claims, which could be substantial in light of the use of our solution in enterprise-wide environments.

In addition, our insurance against this liability may not be adequate to cover a potential claim and may be subject to exclusions, including the possibility that the insurer will deny coverage as to any future claim or exclude from our coverage such claims in policy renewals. The denial of our claims by our insurers or the successful assertion of claims by others against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could have a material adverse effect on our business, financial condition, results of operations and reputation. Further, there are no assurances that adequate product liability insurance will continue to be available to us in the future on commercially reasonable terms or at all.

Challenges in implementation or incorrect use of, or our customers’ failure to update, our solution could result in customer dissatisfaction and negatively affect our business and growth prospects.

Our solution is often operated in large scale, distributed IT environments, including across a wide array of devices and connected assets. Implementing our solutions in such environments can be a complex and lengthy process, particularly for certain of our customers who are less experienced with respect to the implementation of cloud-based platforms such as ours. Our customers and some partners require training and experience in the proper use of and the benefits that can be derived from our solution to maximize its potential. If users of our Dot Cloud SaaS platform do not implement, use, or update our Dot Cloud SaaS platform correctly or as intended, then inadequate performance and/or security vulnerabilities may result. Because our customers rely on our software and hardware to manage a wide range of operations, the incorrect implementation, use of, or our customers’ failure to update, our software and hardware or our failure to train customers on how to use our solution productively may result in customer dissatisfaction and negative publicity and may adversely affect our reputation and brand. Our failure to effectively provide training and implementation services to our customers could result in lost opportunities for follow-on sales to these customers and decreased subscriptions by new customers, which would adversely affect our business and growth prospects.

Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.

We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, and technologies that we believe could complement or expand our Dot Cloud SaaS platform, enhance our technology, or otherwise offer growth opportunities. Further, our anticipated proceeds from this offering increase the likelihood that we will devote resources to exploring larger and more complex acquisitions and investments than we have previously attempted. Any such acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our solution, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. Any such transactions that we are able to complete may not result in the synergies or other benefits we expect to achieve, which could result in substantial impairment charges. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our financial position, costs, and financial flexibility.

We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our business and financial condition.

In order to support our growth and respond to business challenges, such as developing new solutions or devices to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, the terms of such indebtedness may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business and financial condition may be adversely affected.

We may not generate sufficient cash to service our indebtedness, and the terms of our new senior secured convertible facility could materially and adversely affect us.

Our ability to service, refinance, or otherwise meet our indebtedness depends on our financial condition, operating performance, access to capital markets, and broader economic and market conditions, many of which are beyond our control. There can be no assurance that our cash flows will be sufficient to satisfy scheduled payments as they come due.

On December 5, 2025, we entered into a senior secured convertible facility with upfront fees and immediate monthly amortization. Monthly installments must be funded primarily through draws on our equity line of credit and failure or inability to draw is an event of default. Issuances and sales under the equity line could increase selling pressure on our common stock and reduce our liquidity. Access to additional tranches is at the lender’s election and conditioned on continued exchange listing and specified price and volume thresholds, and therefore may not be available when needed.

Following an event of default and the effectiveness of a resale registration statement, the facility becomes convertible at a discounted, market-price-based formula, and we have issued (and may issue additional) warrants in connection with tranche fundings. Conversions and warrant exercises could be dilutive and push our stock price down. There can be no assurance that the market will absorb any such issuances without adverse price impact or that we will maintain the listing of our Common Stock.

The facility is secured by first-priority liens on substantially all of our assets and a pledge of subsidiary equity and provides accelerated remedies upon default, which could increase our obligations and facilitate enforcement. The facility also contains restrictive covenants that limit additional debt, liens, and securities issuances and require certain extraordinary receipts to prepay the loans, which could constrain our ability to raise capital or execute our strategy. In addition, legal, contractual, tax, or covenant restrictions may limit our subsidiaries’ ability to upstream cash to us.

Any of the foregoing, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations, and cash flows, increase our cost of capital, reduce our financial flexibility, and negatively affect the market price and liquidity of our Common Stock.

We may be subject to product liability, warranty and recall claims that may increase the costs of doing business and adversely affect our business, financial condition, and results of operations.

We face the risk of product liability or warranty claims if our Dot Cloud SaaS platform or our devices fail, or are alleged to fail, to perform as expected, or if they result, or are alleged to result, in bodily injury or property damage. Certain technologies incorporated into our devices may increase the risk profile of these products. This risk may be heightened as we launch our first family of hardware products, since newly introduced products are more susceptible to quality issues during the initial launch and stabilization period. Although our experienced team is focused on mitigating potential product quality concerns, issues may arise despite these efforts.

While we maintain insurance coverage that we believe is appropriate for these risks, significant product liability claims could exceed our coverage limits, and insurance may not remain available on commercially reasonable terms, if at all. We may incur substantial costs to defend against product liability or warranty claims, and we cannot assure that we will not experience material losses in the future. In addition, if any of our devices are found, or alleged, to be defective, we may be required to conduct recalls, provide replacements or repairs, issue refunds, or otherwise address customer claims. The costs associated with warranties, repairs, replacements, recalls, or customer reimbursements could exceed our historical experience and materially adversely affect our business, financial condition, and results of operations.

If currency exchange rates fluctuate substantially in the future, the results of our operations, which are reported in U.S. dollars, could be adversely affected.

As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Our international customer contracts are denominated in currencies other than the U.S. dollar. Changes in currency exchange rates over the course of customers’ contract terms may impact the amount of revenue we recognize from a customer from period to period, even in the absence of changes to that customer’s subscriptions. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that customers and partners are willing to pay in those countries and regions. Further, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher, which could have a negative impact on our results of operations. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.

Managing the supply of our devices is complex. Insufficient supply and inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

Our third-party manufacturers and suppliers procure components for our devices based on our forecasts, and we generally do not hold significant inventory for extended periods of time. These forecasts are based on estimates of future demand for our products, which can be adjusted based on historical trends and analysis and for overall market conditions, and we cannot guarantee the accuracy of our forecasts. In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue forecasts for components and products that are non cancelable and nonreturnable.

Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to forecast accurately and effectively manage supply of our devices. Supply management remains an increased area of focus as we balance the need to maintain supply levels that are sufficient to ensure competitive lead times against the risk of obsolescence because of rapidly changing technology and end-customer requirements. If we ultimately determine that we have excess supply, we may have to record a reserve for excess manufacturing costs or reduce our prices and write-down inventory, either of which in turn could result in lower gross margins. Alternatively, insufficient supply levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end customers are unable to access our Dot Cloud SaaS platform and, as a result, turn to competitors’ products that are readily available. Additionally, any increases in the time required to manufacture our devices or ship these devices could result in supply shortfalls. If we are unable to effectively manage our supply and inventory, our results of operations could be adversely affected.

Our business may be materially and adversely impacted by U.S. and global market and economic conditions adverse to industries that depend on physical operations.

We generate our revenue from selling subscriptions to our solutions to industries that depend on physical operations. These industries include transportation, wholesale and retail trade, healthcare, transportation, aviation, construction, field services, logistics, utilities and energy, government, manufacturing, and others. Given the concentration of our business activities in these industries, we will be particularly exposed to certain economic downturns affecting these industries, in particular with respect to our fleet-focused solutions. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile. General business and economic conditions that could affect us and our customers include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we and our customers operate. A poor economic environment could result in significant decreases in demand for our Dot Cloud SaaS platform, including the delay or cancellation of current or anticipated customer engagements.

Operational challenges and volatile economic conditions have presented and may in the future present difficulties in our ability to timely collect accounts receivables from our customers due to their deteriorating financial condition. In addition, our existing customers may be acquired by or merged into other entities that use our competitors’ products, they may decide to terminate their relationships with us for other reasons, or they may go out of business, each of which would have an adverse effect on our future revenue.

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

Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We intend to increase the scope of our international activities as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

Our current and future international business and operations involve a variety of risks, including:

●	slower than anticipated availability and adoption of cloud and hybrid infrastructures by international businesses;

●	changes in a specific country’s or region’s political, economic, or legal and regulatory environment, including Brexit, pandemics, tariffs, export quotas, custom duties, trade disputes, tax laws and treaties, particularly due to economic tensions and trade negotiations or other trade restrictions, trade wars, or long-term environmental risks;

●	the need to adapt and localize our solution for specific countries;

●	greater difficulty collecting accounts receivable, longer sales and payment cycles, and different pricing environments;

●	new, evolving, potentially inconsistent and often more stringent regulations relating to privacy, data protection and data security and the unauthorized use of, or access to, commercial, biometric, and/or personal information, particularly in Europe;

●	differing labor regulations, including with respect to wage and hour laws, that make it harder to do business in certain regions such as Europe;

●	challenges inherent in efficiently managing, and the increased costs associated with, an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs that are specific to each jurisdiction;

●	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;

●	increased travel, real estate, infrastructure, legal and compliance costs associated with international operations;

●	increased financial accounting and reporting burdens and complexities;

●	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;

●	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;

●	new and different sources of competition;

●	laws and business practices favoring local competitors or general market preferences for local vendors;

●	limited or insufficient intellectual property protection or difficulties obtaining, maintaining, protecting, or enforcing our intellectual property rights, including our trademarks and patents, or obtaining necessary intellectual property licenses from third parties;

●	political instability or terrorist activities;

●	pandemics or epidemics that could result in decreased economic activity in certain markets, decreased use of our products and services, or in our decreased ability to import, export, or sell our products and services to existing or new customers in international markets;

●	exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act (FCPA), U.S. domestic bribery laws, the UK Bribery Act, and similar laws and regulations in other jurisdictions;

●	burdens of complying with U.S. and non-U.S. export control laws and regulations, including Export Administration Regulations (EAR); or

●	burdens of complying with laws and regulations related to taxation; and regulations, adverse tax burdens, and foreign exchange controls that could make it difficult to repatriate earnings and cash.

If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

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

We have entered into, or expect to enter into, various arrangements with our subsidiary in Puerto Rico regarding the intercompany provision of services. Applicable taxing authorities could challenge the prices for these services.

We have entered into, or intend to enter into, several contractual arrangements with our Puerto Rican subsidiary. We have made, or intend to make, loans to our Puerto Rican subsidiary and charge market-rate interest on those loans. Our Puerto Rican subsidiary is expected to pay us for corporate services and to pay us royalties in exchange for the use of certain intellectual property. We intend to use valid pricing methodologies to establish arm’s length prices for these arrangements. However, a taxing authority could challenge whether the terms of these arrangements are arm’s length and could require us to make a “transfer pricing” adjustment and assess us for additional taxes. Additionally, under applicable United States tax laws, income of the Puerto Rican subsidiary may be taxable to us on a current basis, even if cash is not distributed from the subsidiary. If our “transfer pricing” is challenged, it could increase the amount of such taxable income. Similar concerns should be expected to apply to our planned subsidiaries in Europe and India, if and when established.

Legal, Regulatory or Compliance Risks

Changes in applicable tax laws, regulations or administrative interpretations thereof may materially adversely affect our financial condition, results of operations and cash flows.

We could be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof. Changes could be enacted in the future to increase the corporate tax rate, limit further the deductibility of interest or effect other changes that could have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, our effective tax rate and tax liability are based on the application of current income tax laws, regulations, and treaties. These laws, regulations and treaties are complex, and the manner in which they apply to us and our diverse set of business arrangements is often open to interpretation. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The tax authorities could challenge our interpretation of laws, regulations, and treaties, resulting in additional tax liability or adjustment to its income tax provision that could increase its effective tax rate. Changes to tax laws may also adversely affect our ability to attract and retain key personnel.

Failure to comply with anti-corruption and anti-money laundering laws, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.

We operate a global business and may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We are subject to the Foreign Corrupt Practices Act, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. These laws that prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering, or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, agents or other parties or representatives fail to comply with these laws and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, results of operations and financial condition.

We have begun to implement an anti-corruption compliance program and policies, procedures and training designed to foster compliance with these laws; however, our employees, contractors, and agents, and companies to which we outsource some of our business operations, may take actions in violation of our policies or applicable law. Any such violation could have an adverse effect on our reputation, business, operating results and prospects.

Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal, or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, any of which could have a materially adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

The federal government or independent standards organizations may implement significant regulations or standards that could adversely affect our ability to produce or market our products.

Our products transmit radio frequency waves, the transmission of which is governed by the rules and regulations of the Federal Communications Commission (FCC), as well as other federal and state agencies. Our ability to design, develop and sell our products will continue to be subject to these rules and regulations, as well as many other federal, state, local and foreign rules and regulations, for the foreseeable future.

In addition, our Dot Cloud SaaS platform may become subject to independent industry standards. The implementation of unfavorable regulations or industry standards, or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs, cause the development of the affected products to become impractical, or otherwise adversely affect our ability to produce or market our solution. The adoption of new industry standards applicable to our products may require us to engage in rapid product development efforts that would cause us to incur higher expenses than we anticipated. In some circumstances, we may not be able to comply with such standards, which could materially and adversely affect our ability to generate revenues through the sale of our products.

Failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also cause us to lose customers or otherwise harm our business.

Our business is subject to regulation by various federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing compliance with various legal obligations, covering topics including privacy and data protection, telecommunications, intellectual property, employment and labor, workplace safety, the environment, consumer protection, governmental trade sanctions, import and export controls, anti-corruption and anti-bribery, securities, and tax. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. These laws and regulations impose added costs on our business. Noncompliance with applicable regulations or requirements could subject us to:

●	investigations, enforcement actions, and sanctions;

●	mandatory changes to our solutions and services;

●	disgorgement of profits, fines, and damages;

●	civil and criminal penalties or injunctions;

●	claims for damages by our customers or channel partners;

●	termination of contracts;

●	loss of intellectual property rights; and

●	temporary or permanent debarment from sales to government organizations.

If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, and results of operations could be adversely affected. In addition, responding to any action will likely result in a significant diversion of our management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could materially harm our business, financial condition, and results of operations.

Additionally, companies in the technology industry have recently experienced increased regulatory scrutiny. Any reviews by regulatory agencies or legislatures may result in substantial regulatory fines, changes to our business practices, and other penalties, which could negatively affect our business and results of operations. Changes in social, political, and regulatory conditions or in laws and policies governing a wide range of topics may cause us to change our business practices. Further, our expansion into a variety of new use cases for our solutions could also raise a number of new regulatory issues. These factors could materially and adversely affect our business, financial condition, and results of operations.

Our failure to comply with the requirements of applicable environmental legislation and regulation could have a material adverse effect on our revenue and profitability.

Production and marketing of products in certain states and countries may subject us to environmental and other regulations. In addition, certain states and countries may pass new regulations requiring our products to meet certain requirements to use environmentally friendly components. For example, the European Union has issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive (WEEE) makes producers of certain electrical and electronic equipment financially responsible for the collection, reuse, recycling, treatment and disposal of equipment placed in the European Union market. The Restrictions of Hazardous Substances Directive (RoHS) bans the use of certain hazardous materials in electrical and electronic equipment which are put on the market in the European Union. In the future, various countries, including the United States or other state or local governments, may adopt further environmental compliance programs and requirements. If we fail to comply with these regulations in connection with the manufacture of our devices, we may face regulatory fines, changes to our business practices, and other penalties, and may not be able to sell our devices in jurisdictions where these regulations apply, which could have a material adverse effect on our revenue and profitability.

We are subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security. Any actual or perceived failure to comply with such obligations could harm our business. We receive, collect, store, process, transfer, and use personal information and other data relating to users of our solutions, our employees and contractors, and other persons. For example, certain of our solutions collect and store facial recognition data, which is subject to heightened sensitivity and regulation. We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of certain data, including facial recognition data and other personal information. We are subject to numerous federal, state, local, and international laws, directives, and regulations regarding privacy, data protection, and data security and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other data, the scope of which are changing, subject to differing interpretations, and may be inconsistent across jurisdictions or conflict with other legal and regulatory requirements. We are also subject to certain contractual obligations to third parties related to privacy, data protection and data security. We strive to comply with our applicable policies and applicable laws, regulations, contractual obligations, and other legal obligations relating to privacy, data protection, and data security to the extent possible. However, the regulatory framework for privacy, data protection and data security worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other legal obligations or our practices. Further, any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security or disclosure of data, or their interpretation, or any changes regarding the manner in which the consent of users or other data subjects for the collection, use, retention or disclosure of such data must be obtained, could increase our costs and require us to modify our solutions, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process user data or develop new solutions and features.

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, the data protection landscape in Europe is currently evolving, resulting in possible significant operational costs for internal compliance and risks to our business. The European Union adopted the General Data Protection Regulation (GDPR), which became effective in May 2018, and contains numerous requirements and changes from previously existing European Union laws, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Among other requirements, the GDPR regulates the transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Failure to comply with the GDPR could result in penalties for noncompliance. The United Kingdom enacted legislation that substantially implements the GDPR and provides for substantial penalties in a manner similar to the GDPR. It is unclear how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Further, some countries also are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

Various United States privacy laws are potentially relevant to our business, including the Federal Trade Commission Act, Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM Act), and the Telephone Consumer Protection Act. Any actual or perceived failure to comply with these laws could result in a costly investigation or litigation resulting in potentially significant liability, loss of trust by our users, and a material and adverse impact on our reputation and business.

Additionally, in June 2018, California passed the California Consumer Privacy Act (CCPA), which provides new data privacy rights for California consumers and new operational requirements for covered companies. Specifically, the CCPA provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative on January 1, 2020. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. The CCPA may require us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. A new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in the November 3, 2020 election and went into effect on January 1, 2023. The CPRA significantly modified the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. A number of other states, such as Illinois, Texas, Washington, Virginia and Colorado, have implemented, or are considering implementing, their own versions of privacy legislation, which could increase our potential liability and cause us to incur substantial costs and expenses in an effort to comply and otherwise adversely affect our business. Some of those laws, including Illinois’ Biometric Information Privacy Act, also provide consumers with a private right of action for certain violations and large potential statutory damages awards.

Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection, or data security, may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, other obligations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our solution. Additionally, if third parties we work with violate applicable laws, regulations or contractual obligations, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

Failure to comply with laws, regulations, or contractual provisions applicable to our business could cause us to lose government customers or our ability to contract with the U.S. and other governments.

As a government contractor, we must comply with laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts and inclusion on government contract vehicles, which affect how we and our partners do business with government agencies. As a result of actual or perceived noncompliance with government contracting laws, regulations, or contractual provisions, we may be subject to audits and internal investigations which may prove costly to our business financially, divert management time, or limit our ability to continue selling subscriptions to our solution to our government customers. These laws and regulations may impose other added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, penalties, and termination of contracts and suspension or debarment from government contracting for a period of time with government agencies. Any such damages, penalties, disruption, or limitation in our ability to do business with a government could materially and adversely impact our business, results of operations, financial condition, public perception, and growth prospects.

We are required to comply with governmental export control, economic sanctions and import laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business, financial condition, and results of operations.

Exports, reexports and certain transfers of our solution, including the underlying technology and source code and products, may be subject to governmental, including United States and European Union, export control and economic sanctions laws and regulations. Certain of our products, technologies, and services are, and may in the future be, subject to the EAR. U.S. export control laws and regulations and economic sanctions include various restrictions and license requirements, including prohibiting the shipment of certain products, technology, software and services to U.S. embargoed or sanctioned countries, governments, and persons. Complying with export control, economic sanctions and import laws and regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. While we take precautions to prevent our platform, products, services, technology and software from being exported, reexported or transferred in violation of these laws, if we were to fail to comply with U.S. export laws, U.S. Customs regulations and import regulations, U.S. economic sanctions, and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the company and incarceration for responsible employees and managers, and the possible loss of export privileges.

Additionally, the export control laws and regulations impose licensing, filing and reporting requirements on encryption and products, technologies and software that incorporate or use certain encryption. We incorporate encryption technology into certain of our products and our products, software and technology may require export authorization including by license, a license exception or other appropriate government authorization for export, reexport or transfer outside of the United States. In addition, various countries regulate the import of certain encryption technology, including import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. We cannot assure you that inadvertent violations of such laws have not occurred or will not occur in connection with the distribution of our products and services despite the precautions we take. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain any required import or export approval for our products, technology, software, services or platform could harm our international sales and adversely affect our results of operations.

Further, if our channel or other partners fail to obtain any appropriate import, export, or re-export licenses or permits, we may also be harmed, become the subject of government investigations or penalties, and incur reputational harm. In addition, access to our supply chain in China may be further restricted by future U.S. actions taken against China, such as Chinese suppliers being targeted by U.S. sanctions or being added to lists of denied persons maintained by the U.S. Department of Commerce Bureau of Industry and Security (BIS). Changes in our platform, products, services, technology and software or changes in export and import regulations may create delays in the introduction of our Dot Cloud SaaS platform in international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell subscriptions to our platform to, existing or potential customers with international operations. Any decreased use of our platform, products, services, technology and software or limitation on our ability to export or sell our platform would likely harm our business, financial condition, and results of operations.

Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.

We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that require us to conduct due diligence on and disclose whether or not our products contain conflict minerals as defined under these provisions. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our devices. In addition, we incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of minerals that may be used in or necessary for the production of our devices and, if applicable, potential changes to devices, processes, or sources of supply as a consequence of such due diligence activities. It is also possible that we may face reputational harm if we determine that certain of our devices contain minerals not determined to be conflict-free or if we are unable to alter our products, processes, or sources of supply to avoid such materials.

Regulation changes in the use of artificial intelligence are unpredictable and therefore we are not able to accurately predict how potential regulatory changes in artificial intelligence space may affect our current and future offerings.

Artificial intelligence (“AI”) is enabled by or integrated into some of our existing solutions and may play an increased role in our future offerings. The use of AI is a topic that has attracted the attention of lawmakers and regulators recently. It is hard to predict, especially in a presidential election year, what changes may come in this area in the near future. We encourage all investors to be vigilant to public policy developments in this area and will report on applicable constraints as they potentially emerge.

We may face fines, penalties, or other costs, either directly or vicariously, if any of our partners, resellers, contractors, vendors or other third parties fail to adhere to their compliance obligations under our policies and applicable law.

We use a number of third parties to perform services or act on our behalf in areas like sales, network infrastructure, administration, research, and marketing. It may be the case that one or more of those third parties fail to adhere to our policies or violate applicable federal, state, local, and international laws, including but not limited to, those related to corruption, bribery, economic sanctions, and export/import controls. Despite the significant efforts in asserting and maintaining control and compliance by these third parties, we may be held fully liable for third parties’ actions as fully as if they were a direct employee of ours. Such liabilities may create harm to our reputation, inhibit our plans for expansion, or lead to extensive liability either to private parties or government regulators, which could adversely impact our business, financial condition, and results of operations.

Risks Related to Cybersecurity and Technology

Security incidents or real or perceived errors, failures or bugs in our systems or our website could impair our operations, result in loss of personal customer information, damage our reputation, and brand, and harm our business and operating results.

Our continued success is dependent on our systems, applications, and software continuing to operate and to meet the changing needs of our customers and users. We rely on our technology and engineering staff and vendors to successfully implement changes to and maintain our systems and services in an efficient and secure manner. Like all information systems and technology, our website may contain material errors, failures, vulnerabilities or bugs, particularly when new features or capabilities are released, and may be subject to computer viruses or malicious code, break-ins, phishing impersonation attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays or website or online app shutdowns, or could cause loss of critical data or the unauthorized disclosure, access, acquisition, alteration or use of personal or other confidential information.

If we experience compromises to our security that result in technology performance, integrity, or availability problems, the complete shutdown of our website or the loss or unauthorized disclosure, access, acquisition, alteration or use of confidential information, customers may lose trust and confidence in us, and customers may decrease the use of our website or stop using our website entirely. Because the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems change frequently, often they are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. Even if we take steps that we believe are adequate to protect us from cyber threats, hacking against our competitors or other companies could create the perception among our customers or potential customers that our website is not safe to use.

A significant impact on the performance, reliability, security, and availability of our systems, software, or services may harm our reputation, impair our ability to operate, retain existing customers or attract new customers, and expose us to legal claims and government action, each of which could have a material adverse impact on our financial condition, results of operations, and growth prospects.

We are fundamentally in the data business, and as such have taken steps to use leading edge encryption and security measures in our IT deployments. However, the risk is real that our systems could be penetrated and cause business disruption and damage our brand in the marketplace.

If we experience a security breach or incident affecting our customers’ assets or data, our data or devices, our Dot Cloud SaaS platform, or other systems, our Dot Cloud SaaS platform may be perceived as not being secure, our reputation may be harmed and our business could be materially and adversely affected.

As part of our business, we process, store, and transmit our customers’ information and data as well as our own, including in our Dot Cloud SaaS platform, networks, and other systems, and we rely on third parties that are not directly under our control to do so as well. We and many of our third-party partners, including our service providers, have security measures and disaster response plans in place to help protect our customers’ data, our data, our solution, and other systems against unauthorized access. However, we cannot assure you that these security measures and disaster response plans will be adequate or effective against all security threats, including those from malicious insiders, ransomware and other malware, denial of service and other attacks, and natural disasters and other sources of disruptions to the operation of our Dot Cloud SaaS platform or our or our third-party partners’ other operations, including power outages and telecommunications and other failures. Our or our third-party partners’ systems and security measures may be breached or otherwise fail as a result of malicious insiders or third-party action, including intentional misconduct by computer hackers, phishing and other means of social engineering, including fraudulent inducement of employees or customers to disclose sensitive information such as usernames or passwords, and employee error or malfeasance. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. Any such breach or failure could result in the loss, corruption, or unavailability of data or someone acquiring our or our customers’ data or obtaining unauthorized access to our customers’ data, our data, our Dot Cloud SaaS platform, or other systems. Because a security breach could materialize and techniques used by malicious actors continue to evolve, we and our third-party partners may be unable to anticipate security breaches and implement adequate preventative measures. We incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents and we expect to incur additional costs in connection with improvements to our systems and processes to prevent further breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources in an effort to prevent further breaches or incidents, which may require us to divert substantial resources. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the incident or breach and its root cause. Each of these could require us to divert substantial resources.

Third parties may also conduct attacks designed to temporarily deny customers access to our Dot Cloud SaaS platform or to disrupt or otherwise impede such access or our solutions’ performance. Any actual or perceived security breach or incident affecting our Dot Cloud SaaS platform or operations, or data we or our service providers process or maintain, denial of service attack or other disruption to our Dot Cloud SaaS platform could result in a loss of customer confidence in the security or integrity of our solution and damage to our brand and reputation, reduce the demand for our solution, disrupt our normal business operations, require us to spend material resources to correct the breach or incident and otherwise respond to it, expose us to legal liabilities including claims and litigation by private parties, regulatory investigations and other proceedings, and indemnity obligations, and materially and adversely affect our financial condition and results of operations. These risks will increase as we continue to grow the scale and functionality of our Dot Cloud SaaS platform and as we process, store, and transmit increasingly large amounts of information and data, which may include proprietary or confidential data or personal or identifying information. Our liability in connection with any security breaches, incidents, cyberattacks or other disruptions to our solution or operations may not be adequately covered by insurance, and such events may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our growth prospects, financial condition, business and reputation.

Abuse or misuse of our internal platform controls and system tools could cause significant harm to our business and reputation.

In order to provide real-time support to our customers, we have created internal platform controls and system tools that are used by our employees to diagnose and correct customer issues. If our employees were to intentionally abuse these platform controls and system tools, for example, by interfering with or altering our devices or our customers’ connected assets and accessing our customers’ data, or otherwise violate company policies, our customers could be significantly harmed. For example, our employees have historically had access to customers’ data, and although we have implemented greater access controls over time, such controls may not ensure that our employees’ use of customers’ data is in all cases appropriate. Any abuse or misuse by our employees of our internal platform controls and system tools, even if inadvertent, could result in potential legal liability and reputational damage to both our customers and us. Accordingly, any improper conduct, abuse or misuse, intentional or otherwise, of our platform controls and system tools could significantly and adversely harm our business and reputation.

Business disruptions or performance problems associated with our technology and infrastructure, including interruptions, delays, or failures in service from our third-party data center hosting facilities and other third-party services, could adversely affect our results of operations.

Continued adoption of our solution depends in part on the ability of our existing and potential customers to access our solution within a reasonable amount of time. We have experienced, and may in the future experience, disruptions, data loss, outages, and other performance problems with our solution and infrastructure due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints, or other security-related incidents. If our solution is unavailable or if our users and customers are unable to access our solution within a reasonable amount of time, or at all, we may experience a decline in renewals, damage to our brand, or other harm to our business. The impact upon our customers may be further heightened by the nature of our solution connecting to their physical infrastructure, which may impede or harm their fleet, equipment, sites or other physical operations. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition, and results of operations could be adversely affected.

A significant portion of our critical business operations are concentrated in the United States and are supported by third-party hosting facilities. We are an automated business, and a disruption or failure of our systems, or of the third-party hosting facilities and other third-party services that we use, could cause delays in completing sales and providing services. For example, from time to time, our data center hosting facilities have experienced outages. Such disruptions or failures could also include a major earthquake, blizzard, fire, cyber-attack, act of terrorism, or other catastrophic event, or a decision by one of our third-party service providers to close facilities that we use without adequate notice, or other unanticipated problems with the third-party services that we use, including a failure to meet service standards.

Interruptions or performance problems with either our technology and infrastructure or our data center hosting facilities could, among other things:

●	result in the destruction or disruption of any of our critical business operations, controls, or procedures or information technology systems;

●	severely affect our ability to conduct normal business operations;

●	result in a material weakness in our internal control over financial reporting;

●	cause our customers to terminate their subscriptions;

●	result in our issuing credits or paying penalties or fines;

●	harm our brand and reputation;

●	adversely affect our renewal rates or our ability to attract new customers; or

●	cause our solution to be perceived as not being secure.

Any of the above could adversely affect our business, financial condition, and results of operations.

We may be unable to prevent or address the misappropriation of our data.

From time to time, third parties may misappropriate our data through website scraping, robots or other means and aggregate this data on their websites with data from other companies. In addition, copycat websites or online apps may misappropriate data and attempt to imitate our brand or the functionality of our website. If we become aware of such websites or online apps, we intend to employ technological or legal measures in an attempt to halt their operations. However, we may be unable to detect all such websites or online apps in a timely manner and, even if we could, technological and legal measures may be insufficient to halt their operations. In some cases, particularly in the case of websites or online apps operating outside of the United States, our available remedies may not be adequate to protect us against the effect of the operation of such websites or online apps. Regardless of whether we can successfully enforce our rights against the operators of these websites or online apps, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations or financial condition. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brand and business could be harmed.

We rely on third-party software for certain essential financial and operational services, and a failure or disruption in these services could materially and adversely affect our ability to manage our business effectively.

We rely on third-party software to provide many essential financial and operational services to support our business, including enterprise resource planning, customer relationship management, and human capital management. Many of these vendors are less established and have shorter operating histories than traditional software vendors. Moreover, many of these vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. As a result, we depend upon these vendors to provide us with services that are always available and are free of errors or defects that could cause disruptions in our business processes. Any failure by these vendors to do so, or any disruption in our ability to access the Internet, would materially and adversely affect our ability to effectively manage our operations.

Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations.

Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how, and branding. We rely on a combination of trademarks, copyrights, patents, trade secrets and other intellectual property laws, contractual restrictions, and technical organizational security and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property rights may be limited or inadequate. For instance, we will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights, or unauthorized or unlawful use of our software, technology or intellectual property rights. We also cannot guarantee that our intellectual property rights will provide competitive advantages to us, that our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our relationships with third parties, that any of our pending or future patent applications will have the coverage originally sought, or that we will not lose the ability to assert our intellectual property rights against or to license our technology to others and collect royalties or other payments. Further, the laws of some countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate.

In addition, despite our precautions, it may be possible for unauthorized third parties to copy our products, use information that we regard as proprietary to create offerings that compete with ours, or infringe upon or misappropriate our intellectual property. There is also no guarantee that third parties will abide by the terms of our agreements or that we will be able to adequately enforce our contractual rights. We may also be unable to prevent third parties from acquiring or using domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights, thereby impeding our ability to build brand identity and possibly leading to potential confusion in the market and damage to our reputation and business.

If we fail to protect our intellectual property rights adequately, our competitors or other third parties may gain access to our proprietary technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant resources and expenses, as detailed below.

There can be no assurance that our patents or patent applications will be enforceable or otherwise upheld as valid.

Any patents, trademarks, or other intellectual property rights that we have obtained or may obtain may be challenged by others or invalidated, circumvented, abandoned or lapse. As of December 31 2025, our patent portfolio consisted of 2 issued U.S. patents, and 2 U.S. patent applications pending for examination. As of December 31, 2025, we did not have any non-U.S. patents or patent applications. There can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. There can also be no assurance that our patents or application will be equally enforceable or otherwise protected by the laws of non-U.S. jurisdictions.

In addition, given the costs, effort, risks and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations; however, such patent protection could later on prove to be important to our business. Further, any patents may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

To protect our trade secrets, confidential information and distribution of our proprietary information, we generally enter into confidentiality, non-compete, proprietary, and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties. We also have entered into confidentiality agreements to protect our confidential information delivered to third parties for research and other purposes. No assurance can be given that these agreements will be effective in controlling access to trade secrets, confidential information and distribution of our proprietary information, especially in certain U.S. states and countries that are less willing to enforce such agreements. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products. In addition, others may independently discover our trade secrets and confidential information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions, and failure to obtain or maintain trade secret protection, or our competitors’ obtainment of our trade secrets or independent development of unpatented technology similar to ours or competing technologies, could adversely affect our competitive business position.

In order to protect our intellectual property rights and proprietary technology, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our intellectual property rights and proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products, impair the functionality of our products, delay introductions of new products, result in our substituting inferior or more costly technologies into our products, or injure our brand and reputation.

We may become subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.

Third parties may in the future claim that our operations and solutions infringe their intellectual property rights, and such claims may result in legal claims against our customers and us. These claims may damage our brand and reputation, harm our customer relationships, and result in liability for us. We expect the number of such claims will increase as the number of solutions and the level of competition in our market grows, the functionality of our solution overlaps with that of other products and services, and the volume of issued patents and patent applications continues to increase. We may have agreed in certain customer contracts to indemnify customers, and have accepted tenders for indemnification from certain of such customers, for expenses or liabilities they incur as a result of third party intellectual property infringement claims associated with our solution. To the extent that any claim arises as a result of third party technology we use in our solutions, we may be unable to recover from the appropriate third party any expenses or other liabilities that we incur.

Companies in the software and technology industries, including some of our current and potential competitors, own patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them than we do. Furthermore, patent holding companies, non-practicing entities, and other patent owners that are not deterred by our existing intellectual property protections may seek to assert patent claims against us. Third parties may assert patent, copyright, trademark, or other intellectual property rights against us, our channel partners, our technology partners, or our customers. We may be subject to litigation in the future, that claims we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon in our industry. These and other possible disagreements could lead to delays in the collaborative research, development or commercialization of our solutions, or could require or result in costly and time-consuming litigation that may not be decided in our favor. Any such event could materially and adversely affect our financial condition and results of operations.

There may be third-party intellectual property rights, including issued or pending patents, that cover significant aspects of our technologies or business methods. In addition, if we acquire or license technologies from third parties, we may be exposed to increased risk of being the subject of intellectual property infringement due to, among other things, our lower level of visibility into the development process with respect to such technology and the care taken to safeguard against infringement risks. These claims may damage our brand and reputation, harm our customer relationships, and create liability for us.

Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate, and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights, and may require us to indemnify our customers for liabilities they incur as a result of such claims. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. Alternatively, we could be required to develop alternative non-infringing technology, which could require significant time, effort, and expense, and may affect the performance or features of our solution. If we cannot license or develop alternative non-infringing substitutes for any infringing technology used in any aspect of our business, we would be forced to limit or stop sales of our solution and may be unable to compete effectively. Any of these results would adversely affect our business operations and financial condition.

Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions.

Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have a lower level of visibility into the development process with respect to acquired technology or the care taken to safeguard against infringement risks. Third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition. Any of these results would harm our business, results of operations and financial condition. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.

Issues in the use of artificial intelligence (“AI”) in our solution may result in reputational harm or liability.

AI is enabled by or integrated into some of our existing solutions and may play an increased role in our future offerings. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient, of poor quality, or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. If the recommendations, forecasts, or analyses that AI applications assist in producing are or are alleged to be deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios may also present ethical issues. Though our business practices are designed to mitigate many of these risks, if we enable or offer AI solutions that are controversial because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm.

Our use of open source software could negatively affect our ability to sell subscriptions to our Dot Cloud SaaS platform and subject us to possible litigation.

Our Dot Cloud SaaS platform incorporates open source software, and we expect to continue to incorporate open source software in our Dot Cloud SaaS platform in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our solution or other products we may develop in the future. We also rely upon third-party, non-employee contractors to perform certain development services on our behalf, and we cannot be certain that such contractors will comply with our review processes or not incorporate software code made available under open source licenses into our proprietary code base.

We may be found to have used open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. For example, certain kinds of open source licenses may require that any person who creates a product or service that contains, links to, or is derived from software that was subject to an open source license must also make their own product or service subject to the same open source license. If these requirements are found to apply to our products and we fail to comply with them, we may be subject to certain requirements, including requirements that we offer additional portions of our solutions for no cost, that we make available additional source code for modifications or derivative works we create based upon, incorporating or using the open source software, and that we license such modifications or derivative works under the terms of applicable open source licenses.

If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software, or required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products. In addition, there have been claims challenging the ownership rights in open source software against companies that incorporate open source software into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. Moreover, we cannot assure you that our processes for controlling our use of open source software in our solution will be effective. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products, or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis. We and our customers may also be subject to suits by parties claiming infringement, misappropriation or violation due to the reliance by our solutions on certain open source software, and such litigation could be costly for us to defend or subject us to an injunction.

Some open source projects provided on an “as-is” basis have known vulnerabilities and architectural instabilities which, if used in our product and not properly addressed, could negatively affect the security or performance of our product. Any of the foregoing could require us to devote additional research and development resources to re-engineer our solutions, could result in customer dissatisfaction, and may adversely affect our business, financial condition, and results of operations.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, misappropriation, violation, and other losses.

Our agreements with customers and other third parties have in some cases included indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, misappropriation or violation, damages caused by us to property or persons, or other liabilities relating to or arising from our solution or other contractual obligations. Large indemnity payments could harm our business, financial condition, and results of operations. Pursuant to certain agreements, we do not have a cap on our liability and any payments under such agreements would harm our business, financial condition, and results of operations. Although we normally contractually limit our liability with respect to some of these indemnity obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and results of operations.

We rely on the availability of licenses to third-party technology that may be difficult to replace or that may cause errors or delay implementation of our solution should we not be able to continue or obtain a commercially reasonable license to such technology.

Our Dot Cloud SaaS platform relies on software or other intellectual property licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these solutions or to seek new licenses for existing or new solutions. There can be no assurance that the necessary licenses would be available on commercially acceptable terms, if at all. Third parties may terminate their licenses with us for a variety of reasons, including actual or perceived failures or breaches of contractual commitments, or they may choose not to renew their licenses with us. In addition, we may be subject to liability if third-party software that we license is found to infringe, misappropriate, or otherwise violate intellectual property or privacy rights of others. The loss of, or inability to obtain, certain third-party licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in product roll-backs or delays in product releases until equivalent technology can be identified, licensed or developed, if at all, and integrated into our solutions, and it may have a material adverse effect on our business, financial condition, and results of operations. Moreover, the use by our solution of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to differentiate our solution from products of our competitors and could inhibit our ability to provide the current level of service to existing customers.

Changes in or the loss of third-party licenses could lead to our solutions becoming inoperable or the performance of our solutions being materially reduced, resulting in the potential need to incur additional research and development costs to ensure continued performance of our solutions or a material increase in the costs of licensing, and we may experience decreased demand for our solutions.

Risks Related to Being a Public Company

The market price and trading volume of our Common Stock and Public Warrants may be highly volatile and could decline significantly.

Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our Common Stock and Public Warrants in spite of our operating performance. We cannot assure you that the market price of our Common Stock and Public Warrants will not fluctuate widely or decline significantly in the future in response to a number of factors, including any of the risks presented under this section entitled “Risk Factors” or presented elsewhere in this Annual Report, and, among others, the following:

●	our operating and financial performance, quarterly or annual earnings relative to similar companies;

●	publication of research reports or news stories about the us, our competitors or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	the public’s reaction to our press-releases, other public announcements and filings with the SEC;

●	announcements by us or our competitors of acquisitions, business plans or commercial relationships;

●	any major change in the Board or senior management;

●	sales of Common Stock by the Company, our directors, executive officers, principal shareholders;

●	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

●	short sales, hedging and other derivative transactions in our Common Stock;

●	exposure to capital market risks related to changes in interest rates, realized investment losses, credit spreads, equity prices, foreign exchange rates and performance of insurance-linked investments;

●	our creditworthiness, financial condition, performance and prospects;

●	our dividend policy and whether dividends on our Common Stock have been, and are likely to be, declared and paid from time to time;

●	perceptions of the investment opportunity associated with our Common Stock relative to other investment alternatives;

●	regulatory or legal developments;

●	changes in general market, economic, and political conditions, such as inflationary pressures, rising interest rates, potential recession, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism;

●	conditions or trends in our industry, geographies or customers;

●	changes in accounting standards, policies, guidance, interpretations, or principles; and

●	threatened or actual litigation or government investigations.

In addition, broad market and industry factors may negatively affect the market price of our Common Stock, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly. In addition, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, results of operations or prospects. Any adverse determination in litigation could also subject us to significant liabilities.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq in particular have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us following the Business Combination could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, our share price and trading volume could decline.

The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, the trading price of our shares would likely be negatively impacted. In the event securities or industry analysts-initiated coverage, and one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our share price could decline.

As a public company, we are subject to additional laws, regulations, and stock exchange listing standards, which impose additional costs on us and may strain our resources and divert our management’s attention.

As a company with publicly traded securities, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the Nasdaq and other applicable securities laws and regulations.

These rules and regulations require that we adopt additional controls and procedures and disclosure, corporate governance and other practices thereby significantly increasing our legal, financial, and other compliance costs. These obligations make other aspects of our business more difficult, time-consuming, or costly and increase demand on our personnel, systems, and other resources. For example, to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we need to commit significant resources, hire additional staff, and provide additional management oversight. Furthermore, as a result of the disclosure of information in this Annual Report and in our other filings required of a public company, our business and financial condition will become more visible, which we believe may give some of our competitors who may not be similarly required to disclose this type of information a competitive advantage. In addition to these added costs and burdens, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Common Stock, fines, sanctions, other regulatory actions, and civil litigation, any of which could negatively affect the price of our Common Stock.

Failure to meet the continued listing requirements of Nasdaq could result in a delisting of our Common Stock, which could have a material adverse effect on the liquidity of our Common Stock.

Our Common Stock is currently listed on the Nasdaq Capital Market. Nasdaq has requirements that a company must meet in order to remain listed on Nasdaq. In particular, Nasdaq rules require us to maintain a minimum bid price of $1.00 per share of our Common Stock. If the closing bid price of our Common Stock were to remain below $1.00 per share for 30 consecutive trading days or we do not meet other listing requirements, we would fail to be in compliance with Nasdaq listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement, The Nasdaq Stock Market LLC may initiate the delisting process. In addition, we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our Common Stock in which case, our Common Stock could be delisted. Such a delisting would likely have a negative effect on the liquidity and the market price of our Common Stock. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our Common Stock to become listed again, stabilize the market price or improve the liquidity of our Common Stock, prevent our Common Stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

On February 5, 2026, the Company received deficiency notices from Nasdaq indicating that its common stock did not meet the minimum bid price, minimum market value of listed securities, and minimum publicly held share value requirements. The Company has been provided 180 days from the dates of the notices to regain compliance with these listing standards and intends to monitor its stock price and evaluate options to resolve the deficiencies. Failure to regain compliance could result in delisting, though the Company may seek to appeal any delisting determination.

Our Charter provides that the Court of Chancery of the State of Delaware, or the federal district courts within the State of Delaware if the Court of Chancery does not have jurisdiction, will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees. These exclusive-forum provisions do not apply to claims under the Securities Act or the Exchange Act.

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents or our stockholders, (3) any action asserting a claim against us or any director or officer arising pursuant to any provision of the DGCL, our Charter or Bylaws, or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware or federal court located within the State of Delaware if the Court of Chancery does not have jurisdiction, in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act, and accordingly, both state and federal courts have jurisdiction to entertain such Securities Act claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, unless we consent in writing to the selection of an alternate forum, the federal courts will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Our Charter does not address or apply to claims that arise under the Exchange Act; however, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation and bylaws has been challenged in legal proceedings, and it is possible that, in connection with any action, a court could find the choice of forum provisions contained in our Charter and Bylaws to be inapplicable or unenforceable in such action.

Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, the provisions may have the effect of discouraging lawsuits against us or our directors and officers. Alternatively, if a court were to find the choice of forum provision contained in our Charter and Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and operating results. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to this exclusive forum provision but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Our quarterly operating results and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.

Our quarterly operating results and other operating metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter. As a result, you should not rely on our past quarterly operating results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial condition and operating results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

●	our ability to maintain and attract new customers;

●	the continued development and upgrading of our technology platform;

●	the timing and success of new product, service, feature, and content introductions by us or our competitors or any other change in the competitive landscape of our market;

●	pricing pressure as a result of competition or otherwise;

●	delays or disruptions in our supply chain;

●	errors in our forecasting of the demand for our products and services, which could lead to lower revenue or increased costs, or both;

●	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

●	successful expansion into international markets;

●	the diversification and growth of our revenue sources;

●	our ability to maintain gross margins and operating margins;

●	constraints on the availability of consumer financing or increased down payment requirements to finance purchases of our products;

●	system failures or breaches of security or privacy;

●	adverse litigation judgments, settlements, or other litigation-related costs, including content costs for past use;

●	changes in the legislative or regulatory environment, including with respect to insurance and consumer product regulations;

●	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;

●	changes in our effective tax rate;

●	changes in accounting standards, policies, guidance, interpretations, or principles; and

●	changes in business or macroeconomic conditions, including lower consumer confidence, recessionary conditions, increased unemployment rates, or stagnant or declining wages.

Any one of the factors above or the cumulative effect of some of the factors above may result in significant fluctuations in our operating results.

The variability and unpredictability of our quarterly operating results or other operating metrics could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other operating results for a particular period. If we fail to meet or exceed such expectations, the market price of our Common Stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting.

Although we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. As an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of (i) the year following our first annual report required to be filed with the SEC or (ii) the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, or operating.

To comply with the requirements of being a public company, we have undertaken various actions, and will need to take additional actions, such as implementing numerous internal controls and procedures and hiring additional accounting or internal audit staff or consultants. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be negatively affected. We could also become subject to investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate, and we could face restricted access to capital markets.

Taking advantage of the reduced disclosure requirements applicable to “emerging growth companies” may make our Common Stock less attractive to investors.

The JOBS Act provides that, so long as a company qualifies as an “emerging growth company,” it will, among other things:

●	be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

●	be exempt from the “say on pay” and “say on golden parachute” advisory vote requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

●	be exempt from certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act; and

●	be exempt from any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or be required to deliver a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis).

We currently take advantage of each of the exemptions described above. Further, pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards. It is possible that some investors will find our Common Stock less attractive as a result, which may result in a less active trading market for our Common Stock and higher volatility in our stock price. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following November 23, 2026, the fifth anniversary of the closing of SUAC’s IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of our Common Stock that are held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter and we have been subject to the Exchange Act’s reporting requirements for at least 12 months and have filed at least one annual report, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our Common Stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our Common Stock.

The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

As a public company we incur significant legal, accounting, and other expenses that we did not incur as a private company. We are currently subject to or may become subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the rules subsequently implemented by the SEC, the rules and regulations of the listing standards of the Nasdaq, and other applicable securities rules and regulations. Compliance with these rules and regulations will likely strain our financial and management systems, internal controls, and employees.

The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and internal control over, financial reporting to meet this standard, significant resources and management oversight may be required. If our internal control over financial reporting is not effective, we may fail to detect errors or fraud on a timely basis, and our financial statements could be materially misstated.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain an effective system of internal control. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The existence of material weaknesses could adversely affect investor confidence in our reported financial information and our ability to access the capital markets.

In addition, we will be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act when we cease to be an emerging growth company. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Although we have already engaged additional resources to assist us in complying with these requirements, our finance team is small and we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.

We also expect that being a public company and complying with applicable rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain and maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified members of the Board and qualified executive officers.

Our ability to raise capital in the future may be limited.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt, or a combination of both. However, the lapse or waiver of any lock up restrictions or any sale or perception of a possible sale by our stockholders, and any related decline in the market price of our Common Stock, could impair our ability to raise capital. Separately, additional financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to our Common Stock stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Common Stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our Common Stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our Common Stock and diluting their interest.

The forecasts of market growth and other projections included in this Annual Report may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you that our business will grow at a similar rate, if at all.

Growth forecasts and projections are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts in this Annual Report relating to the expected growth in the direct to consumer vehicle and consumer product protection plan market, including estimates based on our own internal survey data, as well as any corresponding projections related to our potential performance, may prove to be inaccurate. Even if the markets experience the forecasted growth described in this Annual Report, we may not grow our business at a similar rate, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Annual Report should not be taken as indicative of our future growth.

Our business and operations could be negatively affected if it becomes subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact its stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Common Stock or other reasons may in the future cause it to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert managements and our Board’s attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect its relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, its stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Organizations are frequently confronted with a broad range of cybersecurity threats, ranging from uncoordinated, individual attempts to gain unauthorized access to an organization’s information technology environment to sophisticated and targeted cyberattacks sponsored by foreign governments and criminal enterprises. The Company maintains general cybersecurity policies and procedures to assess, identify, and manage cyber threats, and has designated personnel to implement and maintain these policies and procedures, subject to oversight by our management.

The Company’s cybersecurity policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats and responding to cybersecurity incidents are based on recognized frameworks established by industry standards. The Company has established and maintains incident response and recovery plans to address potential cybersecurity incidents. It has implemented a range of technical, physical, and administrative security controls to mitigate cybersecurity threats, including measures specifically focused on network security, data protection, and safeguarding information that, if compromised, could adversely affect the public interest or the Company.

The Company’s employees are also required to sign confidentiality agreements in an effort to, among other things, help to ensure cybersecurity. The Company has taken measures to better ensure that key employees are aware of data security threats (including cybersecurity threats), and Company security policies and procedures, as appropriate. Improper or illegitimate use of the Company’s information system resources or violation of the Company’s information security policies and procedures may result in disciplinary action.

The Company relies on third-party service providers for critical or key infrastructure and solutions across various Company operations. Cybersecurity incidents that impact third-party service providers have significantly increased in recent years and represent a continuing risk to the Company. The Company has sought to mitigate this risk through specific cybersecurity controls, designed to assess the business and security controls implemented by key information services to the Company. The management assess the Company’s cybersecurity threats and the measures implemented by the Company in an effort to mitigate and prevent cyberattacks.

As of the date of this Annual Report on Form 10-K, the Company is not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Item 2. Properties

In June 2024, the Company entered into a non-cancelable operating lease agreement for a facility located in Bethesda, Maryland. The lease commenced on July 1, 2024 and has a term of 63 months. The initial base rent is approximately $7,000 per month and increases annually by 3%. In addition to base rent, the Company is responsible for its proportionate share of expenses associated with the facility and the premises.

In January 2025, the Company entered into a non-cancelable operating lease agreement with an unrelated third party for a 16,000 square foot facility located in Puerto Rico. The lease commenced on February 1, 2025 on a month-to-month basis and converted to a long-term lease effective June 1, 2025 with an initial term of five years. The base rent is $7.00 per square foot, or approximately $9,333 per month, for the first two years, increasing to $7.50 per square foot in the third year and increasing by 3% annually thereafter. Under the terms of the lease, the Company is responsible for its own utilities and a proportionate share of operating expenses of the premises, not to exceed $3.25 per square foot. As of December 31, 2025, the Company had two operating leases.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock and Warrants are currently listed on the Nasdaq under the symbols “DAIC” and “DAICW,” respectively. Prior to the consummation of the Business Combination, SUAC’s Common Stock and warrants were listed on the Markets Group, Inc. stock exchange under the symbols “SUAC” and “SUAC.WS,” respectively. As of December 31, 2025, there were 29,273,321 shares of Common Stock issued and outstanding, adjusted for subsequent issuances disclosed in this Annual Report, held of record by 232 holders, and warrants to purchase an aggregate of 15,654,983 shares of Common Stock outstanding held of record by 4 holders.

Dividends

We have not paid any cash dividends on our Common Stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our Board at such time. In addition, we are not currently contemplating and do not anticipate declaring any stock dividends in the foreseeable future as it is currently expected that available cash resources will be utilized in connection with our ongoing operations and development.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included in this filing. Some of the information contained in the following discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risks Relating to Our Business and Industry” or included elsewhere in this Report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this Annual Report on Form 10-K or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition, or results of operations. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

Overview

CID Holdco, Inc. (the “Company”, or “CID Holdco”, or “CID”), formerly known as SEE ID Inc., dba Dot AI (the “Legacy Company” or “SEE ID”), was incorporated in Delaware with its headquarters in Las Vegas, Nevada. The Company helps businesses transform their operations by optimizing safety, security and efficiency of operations through real-time tracking of resources. Through the Company’s extensive research and development initiatives, the Company’s main focus includes areas such as Industrial IoT, Indoor & Outdoor tracking with seamless transitions, Passive RFID (including Bluetooth and 5G), Collision Avoidance, real-time locating system, Dolly Management, and related supported software applications.

The Company is the developer of an asset tracking platform intended to push the limits of near real-time precision-based location technology. The Company’s platform leverages the technologies including the patented passive and active RFID tracking solutions, low power edge camera platforms utilizing artificial intelligence, enabling users to give accuracy to all mapping technologies in areas that are troublesome. Through its technological solutions, the Company serves multiple industries including construction, military, mining, retail, warehousing and manufacturing.

The Company is headquartered in Las Vegas, NV with our management and administrative staff located in Bethesda, MD for East Coast customer engagements and government lobbying activity. We also manufacture hardware in Puerto Rico through our wholly owned subsidiary Dot Works. Our embedded development team and Design for Manufacturing (“DFM”) capability is built around our CTO in Worcester, MA and our core software team is in Bangalore, India.

Throughout this Annual Report, unless otherwise noted or otherwise suggested by context, the “Company”, “we”, “us”, “our” refers to SEE ID and Dot Works, as applicable, prior to the consummation of the Business Combination (as defined below), and CID Holdco, SEE ID, and Dot Works, collectively, after the consummation of the Business Combination.

Business Combination

On June 18, 2025 (the “Closing Date”) the Company consummated the Business Combination transactions by and among the Company, ShoulderUp Technology Acquisition Corp (“SUAC” or “ShoulderUp”), ShoulderUp Merger Sub, Inc., SEI Merger Sub, Inc., and SEE ID, Inc. Pursuant to the Business Combination Agreement, on the Closing Date, (i) ShoulderUp Merger Sub merged with and into SUAC (the “ShoulderUp Merger”), with SUAC surviving the ShoulderUp Merger as a wholly-owned subsidiary of the Company; and (ii) simultaneously with the ShoulderUp Merger, SEI Merger Sub merged with and into SEE ID (“the SEE ID Merger”), with SEE ID surviving the SEE ID Merger as a wholly-owned subsidiary of the Company (the ShoulderUp Merger and the SEE ID Merger, together the “Mergers” and together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

In connection with the Business Combination, CID Holdco filed a registration statement on Form S-4 (File No. 333-282600) (as amended, the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”). On June 18, 2025, the Registration Statement was declared effective by the SEC. At Closing, the assets and liabilities of Legacy Company were combined with the assets and liabilities ShoulderUp Technology Acquisition Corp on a historical cost basis. All Legacy Company Common Stock was exchanged for Common Stock of the Company based upon the exchange ratio as defined in the Business Combination Agreement as Aggregate Merger Consideration (13,000,000 CID Holdco shares) divided by the Company Fully Diluted Common Stock (159,915,641) or 8.129%. Stock options of Legacy Company were not exercised and remain outstanding after giving into effect the exchange ratio. In connection with the Business Combination, we incurred transaction costs, settled certain SUAC related party notes through the issuance of common shares, converted SAFE notes into Common Stock of the Company, and raised cash proceeds from PIPE investors. Additional information regarding the Business Combination and Reverse Recapitalization is provided in Note 3 to the consolidated financial statements.

Factors Affecting Our Performance

Acquiring New Customers

We believe that we have a substantial opportunity to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness, and drive adoption of our Dot Cloud platform. Our ability to attract new customers depends on a number of factors, including the effectiveness of our sales and marketing efforts, macroeconomic factors and their impact on our customers’ businesses, and the success of our efforts to expand internationally.

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

Cost of Goods Sold

Cost of goods sold consists primarily of cellular-related costs, third-party cloud infrastructure expenses, customer support costs, warranty charges, employee-related costs directly associated with our customer support and operations, including salaries, employee benefits and share-based compensation, amortization of internal-use software development, certain cloud computing implementation costs, expenses related to shipping and handling, packaging, fulfillment, warehousing, write-downs of excess and obsolete inventory, and allocated overhead costs.

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

Loss from extinguishment of debt

Prior to the closing of the Business Combination, a lender provided the Company with a bridge loan in the aggregate principal amount of $2,850,000. Upon the closing of the Business Combination, the lender elected to convert a portion of the outstanding principal, totaling $2,456,500, into shares of the Company’s Common Stock. In connection with this conversion, the Company derecognized the related debt liability, issued shares of Common Stock, and recognized a loss on extinguishment of debt of $6,141,250, representing the excess of the fair value of the shares issued on the closing date over the carrying value of the debt extinguished.

In addition, the Company assumed certain indebtedness of the SPAC in the principal amount of $1,400,000. A portion of this obligation, totaling $987,045, was subsequently repaid, and the Company recognized a gain on extinguishment of debt of $412,955. As a result of these transactions, the Company recognized a net loss on debt extinguishment of $5,728,295 upon the closing of the Business Combination.

Results of Operations

Comparison of years ended December 31, 2025 and 2024

Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin

Our total revenue, cost of goods sold, gross profit, and gross margin for the years ended December 31, 2025 and 2024 are summarized as follows:

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Revenue	$5,804,369	$172,661	$5,631,708	3,261.7%
Cost of goods sold	3,133,139	43,634	3,089,505	7,080.5%
Gross profit	$2,671,230	$129,027	$2,542,203	1,970.3%
Gross margin %	46.0%	74.7%	(28.7)%	(38.4)%

Revenue increased by $5.6 million, or 3,261.7%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in revenue is primarily driven by higher hardware sales. Hardware implementation represents the initial step in a customer’s adoption of our SaaS subscription platform and contributed significantly to the overall growth in revenue.

Cost of goods sold increased by $3.1 million, or 7,080.5%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily attributable to higher materials costs, direct labor, and related manufacturing expenses associated with the growth in revenue.

Our gross margin was 46.0% for the year ended December 31, 2025 compared to 74.7% for the year ended December 31, 2024. The decrease in gross margin is primarily attributable to a shift in revenue mix year over year, with a greater proportion of 2025 revenue generated from hardware sales.

Research and Development

Research and development expenses for the years ended December 31, 2025 and 2024 are summarized as follows:

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Research and development	$1,446,203	$850,261	$595,942	70.1%

Research and development expense increased by $0.6 million, or 70.1%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increases are primarily driven by our continued investment in innovation through engagement of software and hardware development contractors.

Sales and Marketing

Sales and marketing expenses for the years ended December 31, 2025 and 2024 are summarized as follows:

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Sales and marketing	$3,671,865	$2,721,981	$949,884	34.9%

Sales and marketing expenses increased by $0.9 million, or 34.9%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase reflects our continued pivot toward the market and was primarily driven by higher spending on digital marketing services and additional modules and users in our customer relationship management software.

General and Administrative

General and administrative expenses for the years ended December 31, 2025 and 2024 are summarized as follows:

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
General and administrative	$6,764,453	$1,563,328	$5,201,125	332.7%

General and administrative expense increased by $5.2 million, or 332.7%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increases are primarily due to additional labor costs pertaining to the ramp up of the business as well as incremental expenses related to operating as a public company.

Other expenses – SAFE agreements

The tables below summarize the change in the fair value of SAFE agreements and the SAFE agreements activity for the year ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Change in fair value of SAFE notes	$(17,368,415)	$(14,492,176)	$(2,876,239)	19.8%

	For the Years Ended December 31,
	2025	2024
SAFE agreements at fair value, beginning of period	$23,334,626	$4,602,950
SAFE agreements issued for cash	23,752	4,239,500
Change in fair value	17,368,415	14,492,176
SAFE notes converted into shares	(40,726,793)	-
SAFE agreements at fair value, end of period	$-	$23,334,626

The decrease in the liability balance of SAFE agreements for the year ended December 31, 2025, compared to December 31, 2024, was primarily attributable to the conversion of the SAFE notes into company shares upon the closing of the Business Combination. Upon conversion, the related liabilities were reclassified to equity.

Liquidity and Capital Resources

Funding Requirements and Going Concern

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. To date, we have funded our operations primarily with proceeds from the issuance of shares of our Common Stock to PIPE investors contemporaneously with the close of the Business Combination, proceeds from bridge loans and other short-term borrowings. Our future capital requirements will depend on many factors, including, but not limited to, our growth, our ability to attract and retain customers, the continued market acceptance of our solution, the timing and extent of spending necessary to support our efforts to develop our Dot Cloud and meet our performance obligations related to subscription sales of the same, the expansion of sales and marketing activities, and the impact of macroeconomic conditions on us and our customers’ and partners’ businesses. Further, we may enter into arrangements to acquire or invest in businesses, products, services, and technologies. We will need to raise additional capital in the future to finance our operations and expand our business.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management anticipates the Company will continue to incur substantial operating losses for the next several years and will need to obtain additional near-term financing in order to continue its research and development activities. Our ability to continue as a going concern is dependent on its ability to raise additional capital to fund research and development activities and meet obligations on a timely basis. However, there can be no assurance that sufficient funding will be available to allow us to successfully continue our research and development activities and commercialize our products.

If the Company is unable to obtain necessary funds through its business operations and the proceeds realized through the Business Combination, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on our business, results of operations, and prospects. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the date these consolidated financial statements are issued.

As of December 31, 2025 and 2024, we had cash of $865,624 and $721,032, respectively, deficits in working capital of $1,730,095 and $1,215,988, respectively, and accumulative deficits of $61,451,334 and $24,733,263, respectively.

Sources of Liquidity

To date, we have funded our operations primarily through proceeds from the issuance of common shares to PIPE investors in connection with the closing of the Business Combination, totaling $10,837,643, proceeds from bridge loans and other short-term borrowings. In the future, we expect to finance our cash needs through a combination of equity, debt financings, and improvement of cash from operations derived from selling subscriptions to our platform.

As part of its funding efforts, on June 18, 2025, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with New Circle Principal Investment LLC (“New Circle”), which provides the Company the right, but not the obligation, to direct New Circle from time to time to purchase up to $50 million of shares of the Company’s Common Shares during the commitment period ending June 18, 2028, at a discount of the volume-weighted average price (VWAP) over a defined pricing period. Under the SEPA, the Company may sell shares to New Circle at a price based on either: option 1 – 97% of the lowest daily VWAP over the three trading days following the purchase notice, or option 2 – the greater of 85% of the VWAP or the lowest sale price on a specific trading day determined by the timing of the notice.

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

Before the Company elects to sell shares by issuing a purchase notice, the SEPA represents a purchased put option on the Company’s equity. Once the Company delivers a purchase notice under the SEPA, the related number of shares to be issued constitutes a forward contract to issue shares of Common Stock. As the feature is embedded in an equity host, meets the definition of a derivative, and does not qualify for the equity scope exception under ASC 815 Derivatives and Hedging, it must be bifurcated and accounted for separately as a derivative asset or liability, depending on changes in the underlying stock price relative to the pegged discounted VWAP. The derivative is measured at fair value, with changes in fair value recognized in net income. The fair value of the purchased put option was determined to be de minimis as of December 31, 2025, and therefore was not recorded on the Company’s balance sheet as of that date.

On October 13, December 30, and December 31, 2025, the Company issued purchase notices for the sale of 30,000, 500,000, and 1,000,000 shares, respectively, at settlement prices of $2.62, $0.32, and $0.32 per share, resulting in total cash proceeds received in 2025 of $78,516, $159,500, and $317,000, respectively. The Company issued 30,000 shares in October 2025 and 1,000,000 shares in December 2025, with the remaining 500,000 shares settled and administratively issued in early January 2026. Because the shares were issued to New Circle at prices determined using a discounted VWAP formula, the cash proceeds received were below the fair value of the shares on the respective issuance dates. The Company measured the shares at their fair value on the date cash was received and recognized the difference between (i) the fair value of the shares issued and (ii) the proceeds calculated pursuant to the discounted VWAP pricing terms. This difference, totaling $246,184, was recorded as a loss on issuance of shares in the statement of operations.

Subsequent to the year end through March 11, 2026, Edmund Nabrotzky, Chief Executive Officer of the Company, Charles Maddox, Chief Financial Officer and Chief Operating Officer of the Company, and Vijayan Nambiar, Chief Technology Officer of the Company loaned the Company an aggregate of $350,000 and may make additional loans to the Company up to an aggregate amount of $600,000 (collectively, the “Executive Loans”). The Executive Loans have been made, or will be made, on the terms and conditions of an unsecured, subordinated promissory note (the “Executive Notes”). The Executive Notes will accrue interest at a rate of 7.5% per annum, and will be paid in quarterly installments on July 1, 2026 , October 1, 2026 with a final payment by December 31, 2026. All of the Company’s obligations and payments under the Executive Notes are subordinated to the Company’s obligations under the loan agreement with J.J. Astor & Co.

Cash Flows

Comparison of years ended December 31, 2025 and 2024

The following table shows a summary of our cash flow for the periods presented:

	For the Years Ended December 31,
	2025	2024
Net cash (used in) operating activities	$(13,250,533)	$(3,290,008)
Net cash (used in) investing activities	(1,829,739)	(834,220)
Net cash provided by financing activities	$15,224,864	$4,239,500

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

Cash used in operating activities was $13.3 million for the year ended December 31, 2025. This consisted of a net loss of $36.7 million, adjusted for non-cash charges of $24.4 million and net changes in operating assets and liabilities of $1.0 million. The non-cash charges were primarily driven by a $17.4 million change in the fair value of SAFE notes and a $5.7 million loss on debt extinguishment. Changes in operating assets and liabilities were primarily attributable to increases in accounts receivable of $3.6 million and inventory of $1.4 million, partially offset by increases in accounts payable of $3.4 million and accrued expenses of $1.8 million.

Cash used in operating activities was $3.3 million for the year ended December 31, 2024. This consisted of a net loss of $21.5 million, adjusted for non-cash charges of approximately $14.7 million and net changes in operating assets and liabilities of approximately $3.5 million. Non-cash charges were primarily driven by a $14.5 million change in the fair value of SAFE notes. Changes in operating assets and liabilities were primarily attributable to an increase in deferred revenue of $2.7 million.

Investing Activities

Cash used in investing activities was $1.8 million for the year ended December 31, 2025, which consisted of capital expenditures for internal-use software development costs of $1.2 million and equipment purchases of $0.6 million.

Cash used in investing activities was $0.8 million for the year ended December 31, 2024, which consisted of capital expenditures for internal-use software development costs.

Financing Activities

Cash provided by financing activities was $15.2 million for the year ended December 31, 2025. This consisted primarily of proceeds from PIPE investments of $10.8 million and proceeds from the trust account of $5.6 million, as well as borrowings from short-term loans of $1.8 million, and bridge loans of $2.9 million. These inflows were partially offset by repayments of bridge and short-term loans totaling $1.4 million and the purchase of common stock of $5.0 million.

Cash provided by financing activities was $4.2 million for the year ended December 31, 2024, which consisted of proceeds from issuance of SAFE agreements for cash.

Contractual Obligations and Commitments

Our estimated future obligations consist of leases and non-cancelable purchase commitments as of December 31, 2025. For additional discussion on our leases and other commitments, refer to Note 13 – Leases and Note 17 – Commitments and Contingencies to our consolidated financial statements for the year ended December 31, 2025 included elsewhere in this Annual Report on Form 10-K.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to fully understanding and evaluating our financial condition and results of operations.

Accounting for SAFE Agreements

In accordance with FASB ASC 815 40, Contracts in Entity’s Own Equity, the Company determined the SAFE agreements are freestanding financial instruments and, accordingly, are classified as “liabilities” in the accompanying consolidated balance sheets. The SAFE agreements are carried at estimated fair value determined by the Company using a probability weighted expected return method.

Accounting for Convertible Debt

The Company accounts for its convertible debt instruments in accordance with ASC 480, Distinguishing Liabilities from Equity, and other applicable authoritative guidance. Management evaluates the terms of each instrument to determine the appropriate classification. The Company has concluded that its convertible debt instruments are properly classified as liabilities because they embody contractual obligations to repay principal and interest in cash and do not meet the criteria for equity classification. In addition, the instruments do not represent mandatorily redeemable equity shares or other freestanding equity instruments; rather, they represent debt arrangements with substantive repayment obligations. Accordingly, the instruments are recorded as liabilities on the consolidated balance sheets.

In connection with the short-term borrowings, the Company paid loan initiation fees to the lender. These fees are accounted for as debt issuance costs and recorded as a direct deduction from the carrying amount of the related debt liability. The net carrying amount of the debt, after giving effect to these issuance costs, is accreted to the contractual repayment amount over the term of the loan using the effective interest method, with the amortization recognized as interest expense in the consolidated statements of operations.

Accounting for Warrants and Embedded Derivatives

The Company’s convertible debt includes a conversion feature and an embedded call option. These features were evaluated to determine whether they require bifurcation from the host debt instrument. Management concluded that the features meet the definition of derivatives under ASC 815, Derivatives and Hedging, and therefore require separation from the host contract. The embedded call option permits the Company, upon a change in control, to call the instrument, representing an additional embedded derivative feature. In assessing the conversion feature, management determined that the number of shares issuable upon conversion is contingent upon stockholder approval to remove the 4.99% beneficial ownership limitation. Because this contingency represents an input that is not consistent with a fixed-for-fixed equity instrument under ASC 815-40-15-7, the conversion feature is not considered indexed to the Company’s common stock and does not qualify for equity classification. Accordingly, the embedded call option and conversion feature were combined and accounted for as a single embedded derivative liability measured at fair value, with changes in fair value recognized in earnings.

The warrants issued in connection with the short-term loan are accounted for as a separate derivative liability. The warrants are measured at fair value at each reporting date, and changes in fair value are recognized in earnings.

Accounting for Business Combination

The transaction was accounted for as a reverse recapitalization in accordance with ASC 805, Business Combinations. Although ShoulderUp was the legal acquirer in the transaction, the Company was determined to be the accounting acquirer based on the evaluation of the relevant accounting guidance. Accordingly, the transaction was treated for accounting purposes as a reverse recapitalization of the Company. The historical financial statements of the Company became the historical financial statements of the combined entity, and the net assets of ShoulderUp were recorded at their historical carrying amounts. No goodwill or other intangible assets were recognized in connection with the transaction. The equity structure of the combined company was adjusted to reflect the shares issued in the transaction, and transaction costs were accounted for in accordance with applicable guidance.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.

We determine revenue recognition through the following steps:

4.	Identification of the contract, or contracts, with a customer;

5.	Identification of the performance obligations in the contract;

6.	Determination of the transaction price;

7.	Allocation of the transaction price to the performance obligations in the contract; and

8.	Recognition of revenue when, or as, we satisfy a performance obligation.

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

Internal use software is amortized on a straight-line basis over its estimated useful life from the date the project is substantially complete and ready for its intended use. The estimated useful life is determined based on management’s judgment on how long the core technology and functionality serves internal needs and the customer base. Once projects are substantially complete, management will evaluate the useful lives of these assets on an annual basis and will test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. These costs are not yet amortized as our SaaS solution has not been deployed.

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

Recently Issued and Adopted Accounting Pronouncements

We describe the recently issued accounting pronouncements that apply in Note 2 of the consolidated financial statements as of and for the year ended December 31, 2025.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CID Holdco, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CID Holdco, Inc. (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments to the consolidated financial statements as of and for the year ended December 31, 2024 to retrospectively apply such adjustments to the consolidated financial statements to reflect the effects of the reverse recapitalization, as described in Notes 2, 3 and 11. In addition, we have audited the adjustments to the consolidated financial statements for the year ended December 31, 2024, as described in Notes 2 and 4. In our opinion, such adjustments in Notes 2, 3, 4 and 11 are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the consolidated financial statements as of or for the year ended December 31, 2024, of the Company other than with respect to the adjustments described above, and, accordingly, we do not express an opinion on any other form of assurance on the December 31, 2024 consolidated financial statements as a whole.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, has a working capital deficiency, and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Carr, Riggs & Ingram L.L.C.

We have served as the Company’s auditor since 2026.

Palm Beach Gardens, Florida

March 11, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SEE ID, Inc. dba Dot Ai

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SEE ID, Inc. dba Dot Ai (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Berkowitz Pollack Brant Advisors + CPAs

We have served as the Company’s auditor since 2024.

New York, New York

June 25, 2025

CID HOLDCO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$865,624	$721,032
Accounts receivable	3,624,547	50,264
Inventory	1,430,881	65,248
Prepaid expenses and other current assets	480,903	167,551
Total current assets	6,401,955	1,004,095
Noncurrent assets:
Property and equipment, net	645,240	11,286
Operating lease right-of-use assets (ROU)	701,878	307,892
Capitalized software development costs	2,920,718	1,761,396
Other long-term assets	27,893	12,103
Total long-term assets	4,295,729	2,092,677
Total assets	$10,697,684	$3,096,772
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,124,924	$770,276
Accrued expenses	1,826,189	24,219
Accrued compensation	177,222	246,720
Accrued franchise taxes	8,428	-
Derivative liabilities	78,635	-
Short-term debt, net	1,540,651	-
Deferred revenue, current portion	236,038	1,142,643
Operating lease liabilities, current portion	139,963	36,225
Total current liabilities	8,132,050	2,220,083
Long-term liabilities:
SAFE notes	-	23,334,626
Deferred revenue, net of current portion	1,748,512	1,570,572
Operating lease liabilities, net of current portion	577,656	265,413
Total long-term liabilities	2,326,168	25,170,611
Total liabilities	10,458,218	27,390,694
Commitments and contingencies (Note 17)
Shareholders’ equity (deficit)
Common stock, $0.0001 par value; 300,000,000 shares authorized; 29,273,321 and 12,210,718 shares issued and outstanding as of December 31, 2025 and 2024, respectively	2,927	1,221
Additional paid-in capital	61,687,873	438,120
Accumulated deficit	(61,451,334)	(24,733,263)
Total shareholders’ equity (deficit)	239,466	(24,293,922)
Total liabilities and shareholders’ equity (deficit)	$10,697,684	$3,096,772

See accompanying notes to consolidated financial statements.

CID HOLDCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
Revenue	$5,804,369	$172,661
Cost of goods sold	3,133,139	43,634
Gross profit	2,671,230	129,027
Operating expenses:
General and administrative	6,764,453	1,563,328
Research and development	1,446,203	850,261
Sales and marketing	3,671,865	2,721,981
Acquisition and integration	1,154,857	2,038,130
Depreciation and amortization	36,463	-
Total operating expenses	13,073,841	7,173,700
Loss from operations	(10,402,611)	(7,044,673)
Other expenses:
Interest expense	(404,624)	-
Change in fair value of SAFE notes	(17,368,415)	(14,492,176)
Change in fair value of derivative liabilities	158,241	-
Business combination transaction costs	(2,726,183)	-
Loss on extinguishment of debt	(5,728,295)	-
Loss on issuance of shares	(246,184)	-
Total other expenses	(26,315,460)	(14,492,176)
Loss before income taxes	(36,718,071)	(21,536,849)
Provision for income taxes	-	581
Net loss	$(36,718,071)	$(21,537,430)

Net loss per share
Basic and diluted	$(1.78)	$(1.78)
Weighted average number of shares
Basic and diluted	20,579,971	12,124,303

See accompanying notes to consolidated financial statements.

CID HOLDCO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Legacy Common Stock Prior to retroactive application of recapitalization		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2023	108,975,000	$108,975	-	$-	$133,360	$(3,195,833)	$(2,953,498)
Retroactive application of recapitalization	(108,975,000)	(108,975)	12,208,851	1,221	107,754	-	-
Balances as of December 31, 2023, adjusted	-	-	12,208,851	1,221	241,114	(3,195,833)	(2,953,498)
Stock-based compensation	-	-	1,867	-	197,006	-	197,006
Net loss	-	-	-	-	-	(21,537,430)	(21,537,430)
Balances as of December 31, 2024	-	$-	12,210,718	$1,221	$438,120	$(24,733,263)	$(24,293,922)
Stock-based compensation	-	-	-	-	37,827	-	37,827
Reverse recapitalization transactions, net	-	-	15,426,221	1,543	56,155,649	-	56,157,192
Share purchase commitment	-	-	106,382	10	349,990	-	350,000
Share issuance for cash	-	-	1,530,000	153	801,047	-	801,200
Excise tax forgiveness	-	-	-	-	3,905,240	-	3,905,240
Net loss	-	-	-	-	-	(36,718,071)	(36,718,071)
Balances as of December 31, 2025	-	$-	29,273,321	$2,927	$61,687,873	$(61,451,334)	$239,466

See accompanying notes to consolidated financial statements.

CID HOLDCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(36,718,071)	$(21,537,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,463	—
Amortization of debt origination fees	15,833	—
Change in fair value of SAFE notes	17,368,415	14,492,176
Change in fair value of derivative liabilities	(158,241)	—
Transaction costs paid in shares	156,869	—
Share-based compensation expense	37,827	197,006
Noncash operating lease expense	98,850	37,689
Loss on debt extinguishment	5,728,295	—
Loss on share issuance	246,184	—
Reverse recapitalization transaction	566,071	—
Fair value of shares issued as commitment fee	350,000	—
Change in operating assets and liabilities:
Accounts receivable	(3,574,283)	(45,486)
Prepaid expenses and other assets	(311,543)	(35,095)
Inventory	(1,365,633)	(65,248)
Accounts payable	3,354,648	768,542
Accrued expense	1,801,970	714
Accrued compensation	(69,498)	227,852
Accrued franchise taxes	8,428	—
Operating lease liabilities	(94,452)	(43,943)
Deferred revenue	(728,665)	2,713,215
Net cash used in operating activities	(13,250,533)	(3,290,008)
INVESTING ACTIVITIES
Purchase of property and equipment	(670,417)	—
Capitalized software development costs	(1,159,322)	(834,220)
Net cash used in investing activities	(1,829,739)	(834,220)
FINANCING ACTIVITIES
Proceeds from issuance of bridge loans	2,850,000	—
Proceeds from issuance of SAFE notes	23,752	4,239,500
Proceeds from issuance of short term loan, net	2,000,000	—
Proceeds from issuance of new shares	555,016	—
Payment of debt origination fees	(190,000)	—
Repayment of bridge loans	(1,380,545)	—
Repayment of short term loan	(48,306)	—
Proceeds from PIPE investments	10,837,643	—
Purchase of common stock	(5,000,000)	—
Proceeds from Trust account	5,577,304	—
Net cash provided by financing activities	15,224,864	4,239,500
Net increase in cash during the year	144,592	115,272
Cash, beginning of year	721,032	605,760
Cash, end of year	$865,624	$721,032
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Right-of-use asset obtained in exchange for lease liability	$482,227	$324,426
Conversion of SAFE notes to equity	$40,726,793	$-
Conversion of short-term debt to equity	$8,597,750	$-
SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITIES
Cash paid for interest	$377,028	$-

See accompanying notes to consolidated financial statements.

CID HOLDCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Company Information

Organization and Nature of Operations

CID Holdco, Inc. (the “Company”, or “CID Holdco”, or “CID”), formerly known as SEE ID Inc., dba Dot AI (the “Legacy Company” or “SEE ID”), was incorporated in Delaware with its headquarters in Las Vegas, Nevada. The Company helps businesses transform their operations by optimizing safety, security and efficiency of operations through in-process tracking of resources. Through the Company’s extensive research and development initiatives, the Company’s main focus includes areas such as Industrial IoT, Indoor & Outdoor tracking with seamless transitions, Passive RFID (including Bluetooth and 5G), in-process locating system, Dolly Management, and related supported software applications.

The Company is the developer of an asset tracking platform intended to push the limits of near real-time precision-based location technology. The Company’s platform leverages the technologies including the patented passive and active RFID tracking solutions, low power edge camera platforms utilizing artificial intelligence, enabling users to give accuracy to all mapping technologies in areas that are troublesome. Through its technological solutions, the Company serves multiple industries including construction, military, mining, retail, warehousing and manufacturing.

In July 2024, the Legacy Company incorporated Dot Works, Inc., a Puerto Rico corporation, as a wholly-owned subsidiary. Dot Works, based in Puerto Rico, serves as the primary manufacturing facility for Dot Ai, producing smart hardware devices and embedded technological components used in AI-driven enterprise solutions (ZIM Bridges and Smart Industrial TAGS). Activities include assembly, quality control, and packaging of proprietary systems.

On March 18, 2024, ShoulderUp Technology Acquisition Corp., a Delaware corporation (“ShoulderUp”), entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among CID Holdco, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of ShoulderUp (“Holdings”), ShoulderUp Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Holdings (“ShoulderUp Merger Sub”), SEI Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Holdings (“SEI Merger Sub” and together with ShoulderUp Merger Sub, the “Merger Subs”), and SEE ID, Inc., a Nevada corporation (collectively with any predecessor entities, the “Company”).

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

At Closing, Continental Stock Transfer & Trust Company (the “Transfer Agent”), SUAC and the Company entered into the Warrant Assumption and Assignment Agreement (the “Warrant Assumption Agreement”), pursuant to which, among other things, SUAC assigned to the Company all of SUAC’s right, title and interests, and the Company assumed all of SUAC’s liabilities and obligations under the certain Warrant Agreement, dated as of November 16, 2021, between SUAC and Continental Stock Transfer & Trust Company (the “Existing Warrant Agreement”). As a result, each Warrant automatically ceased to represent a right to acquire SUAC Class A Common Stock and instead represents a right to acquire shares of the Company’s Common Stock pursuant to the terms and conditions of the Existing Warrant Agreement (as amended by the Warrant Assumption Agreement). As such, the holders of each whole warrant to purchase SUA Class A Common Stock received one warrant to purchase the Company’s Common Stock at an exercise price of $11.50 per share.

In connection with the Business Combination, CID Holdco filed a registration statement on Form S-4 (File No. 333-282600) with the U.S. Securities and Exchange Commission (“SEC”), as amended (the “Registration Statement”). The Registration Statement was declared effective by the SEC on June 18, 2025. Subsequently, the Company filed a registration statement on Form S-1 (File No. 333-290052), as amended, which was declared effective by the SEC on September 18, 2025.

Liquidity and Going Concern

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern, which requires that management evaluate whether there are relevant conditions and events that in aggregate raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the consolidated financial statements are issued. Under the guidance, the Company must first evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern (step 1). If the Company concludes substantial doubt is raised, management also is required to consider whether its plans alleviate that doubt (step 2).

The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. The preparation of these consolidated financial statements does not include any adjustments that may result from the outcome of this uncertainty. The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2025, the Company had $865,624 in cash, a working capital deficit of $1,730,095 and accumulated deficit of $61,451,334. To date, the Company has funded its operations primarily with the net proceeds from the issuance of convertible promissory notes and the issuance and sale of equity securities. Following June 18, 2025, the Company has also funded its operations with proceeds from the Business Combination, short-term borrowings, and proceeds from the issuance of shares under its share subscription line of credit. The Company expects to incur substantial operating losses for the next several years and has obtained additional near-term financing to continue its research and development activities.

On June 18, 2025, the Company entered into a share subscription line of credit agreement under which the Company can access up to $50,000,000 in aggregate proceeds (see Note 9) to fund its R&D activities and its operations.

Subsequent to the year end through March 11, 2026, Edmund Nabrotzky, Chief Executive Officer of the Company, Charles Maddox, Chief Financial Officer and Chief Operating Officer of the Company, and Vijayan Nambiar, Chief Technology Officer of the Company loaned the Company an aggregate of $350,000 and may make additional loans to the Company up to an aggregate amount of $600,000 (collectively, the “Executive Loans”).

If the Company is unable to obtain necessary funds through its business operations and the proceeds realized through the Business Combination, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these consolidated financial statements are issued. The accompanying annual consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated audited financial statements include the accounts of CID Holdco, and its wholly-owned subsidiaries, Dot Ai and Dot Works, which are collectively referred to as the “Company” in these consolidated financial statements. All intercompany balances and transactions have been eliminated upon consolidation.

Basis of Presentation

The Consolidated Financial Statements include the accounts of CID Holdco, Inc. and its subsidiaries, with all intercompany transactions and balances eliminated in consolidation. The Company has prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), as established by the Financial Accounting Standards Board (“FASB”) through the Accounting Standards Codification (“ASC”), and in conformity with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, the Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures of certain additional expense information on an annual and interim basis, including, among other items, the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each income statement expense caption, as applicable. The updated standard is effective for our annual periods beginning in fiscal year 2026 and interim periods beginning in the first quarter of fiscal year 2027. The Company is currently evaluating the impact of this guidance but does not anticipate a material impact on its consolidated financial statements or related disclosures.

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Clarifications to Accounting for Certain Convertible Debt Instruments, which amends ASC 470-202 to clarify the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The ASU is intended to improve the relevance and consistency in application of the induced conversion guidance in ASC 470-20 for (a) convertible debt instruments with cash conversion features and (b) debt instruments that are not currently convertible. The ASU removes references limiting induced conversion guidance to settlements in equity, thereby clarifying that the guidance may apply to conversions settled in equity, cash (or other assets), or a combination thereof. It also clarifies that, to qualify for induced conversion accounting, (i) the inducement offer must preserve the form and amount of consideration issuable under the original conversion privileges, (ii) the instrument must contain a substantive conversion feature at issuance and on the date the inducement offer is accepted, and (iii) the conversion must result from changed conversion privileges exercisable only for a limited period. The ASU further provides implementation guidance and examples, and clarifies that inducement expense is measured as the excess of the fair value of the consideration transferred over the fair value of the consideration issuable under the original conversion terms. The amendments in ASU No. 2024-04 are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company has not early adopted this guidance and is currently evaluating the impact that adoption may have on its consolidated financial statements and related disclosures, including the accounting for its senior secured convertible loan arrangements and any related settlement transactions.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU No. 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU No. 2023-07 during the year ended December 31, 2024. See Note 18, Segment Reporting, in these notes to the consolidated financial statements for further detail.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which prescribes standardized categories and enhanced disaggregation of information in the rate reconciliation, requires disclosure of disaggregated income taxes paid, and modifies certain other income tax-related disclosure requirements. The standard is effective for fiscal years beginning after December 15, 2024, and was adopted by the Company in its fiscal year 2025 annual reporting period. The Company evaluated the impact of adopting this guidance and, because it continues to operate in a loss position and does not pay income taxes, the adoption did not have a material impact on its consolidated financial statements or related disclosures.

Other than the accounting standards described above, the Company did not adopt any new accounting standards during the year ended December 31, 2025 that had a material impact on its consolidated financial statements. The Company has reviewed all recently issued accounting pronouncements and determined that no other standards adopted during the period materially affected its consolidated financial position, results of operations, cash flows, or related disclosures.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. The Company believes judgment is involved in determining capitalized software development costs, useful lives of capitalized software development costs, the fair value of the SAFE agreements, warrant liabilities, embedded derivatives, share-based compensation, obsolete inventory, the put option under the equity line of credit and the valuation allowance on deferred income taxes. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ materially from those estimates and assumptions.

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

Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of input that may be used to measure fair value:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities that the entity can access.

●	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities.

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

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

Accounts receivable are reduced by an allowance for credit losses to reserve for potentially uncollectible amounts. The Company evaluates the collectability of its accounts receivable monthly, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable, net of the allowance for credit losses and deferred revenue, if any. The allowance for credit losses reflects the best estimate of probable losses. The Company writes off accounts receivable when they become uncollectible. As of December 31, 2025 and 2024, there was no accounts receivable allowance for credit losses. There were no credit losses for the years ended December 31, 2025 and 2024.

Inventory

Inventory consists of raw materials, work in progress and finished goods and is valued at the lower of cost or net realizable value (“NRV”), with cost determined by the first-in, first-out method. NRV is determined as the estimated selling price in the ordinary course of business less the estimated selling costs. Valuations are periodically performed by management, and a charge to operations is recorded if the carrying value of the item exceeds its estimated NRV. Management also periodically performs a valuation on allowance for excess and obsolete inventory. No valuation allowance was necessary as of December 31, 2025 and 2024.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Routine maintenance and repair costs are expensed as incurred, while expenditures that materially extend the useful life or improve the functionality of an asset are capitalized. Upon sale, retirement, or other disposition, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations. Depreciation on equipment is calculated using the straight-line method for assets with a cost exceeding $5,000 over their estimated useful lives, generally three to five years, except for a laser machine, which is depreciated over an estimated useful life of ten years. Leasehold improvements are depreciated over the shorter of the lease term or their estimated useful lives.

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

Internal-use software is amortized on a straight-line basis over its estimated useful life from the date the project is substantially complete and ready for its intended use. The estimated useful life will be determined based on management’s judgment on how long the core technology and functionality serves internal needs and the customer base. Once projects are substantially complete, management will evaluate the useful lives of these assets and will test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. As of December 31, 2025 and 2024, and for the years then ended, no projects have been substantially completed and ready for their intended use, and no amortization was recorded in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to their fair value, which is normally determined through analysis of the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2025 and 2024, and for the years then ended, no such indicators of impairment were identified, and accordingly, no impairment losses were recognized.

Leases

The Company accounts for leases under ASC 842, Leases. The core principle of this standard is that a lessee should recognize the assets and liabilities that arise from leases, by recognizing in the consolidated balance sheets a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.

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

Convertible Debt

The Company accounts for its convertible debt instruments in accordance with ASC 480, Distinguishing Liabilities from Equity, and other applicable authoritative guidance. Management evaluates the terms of each instrument to determine the appropriate classification. The Company has concluded that its convertible debt instruments are properly classified as liabilities because they embody contractual obligations to repay principal and interest in cash and do not meet the criteria for equity classification. In addition, the instruments do not represent mandatorily redeemable equity shares or other freestanding equity instruments; rather, they represent debt arrangements with substantive repayment obligations. Accordingly, the instruments are recorded as liabilities on the consolidated balance sheets.

In connection with the short-term borrowings, the Company paid loan initiation fees to the lender. These fees are accounted for as debt issuance costs and recorded as a direct deduction from the carrying amount of the related debt liability. The net carrying amount of the debt, after giving effect to these issuance costs, is accreted to the contractual repayment amount over the term of the loan using the effective interest method, with the amortization recognized as interest expense in the consolidated statements of operations.

Warrants and Embedded Derivatives

The Company’s convertible debt includes a conversion feature and an embedded call option. These features were evaluated to determine whether they require bifurcation from the host debt instrument. Management concluded that the features meet the definition of derivatives under ASC 815, Derivatives and Hedging, and therefore require separation from the host contract. The embedded call option permits the Company, upon a change in control, to call the instrument, representing an additional embedded derivative feature. In assessing the conversion feature, management determined that the number of shares issuable upon conversion is contingent upon stockholder approval to remove the 4.99% beneficial ownership limitation. Because this contingency represents an input that is not consistent with a fixed-for-fixed equity instrument under ASC 815-40-15-7, the conversion feature is not considered indexed to the Company’s common stock and does not qualify for equity classification. Accordingly, the embedded call option and conversion feature were combined and accounted for as a single embedded derivative liability measured at fair value, with changes in fair value recognized in earnings.

The warrants issued in connection with the short-term loan are accounted for as a separate derivative liability. The warrants are measured at fair value at each reporting date, and changes in fair value are recognized in earnings.

Business Combination

The transaction was accounted for as a reverse recapitalization in accordance with ASC 805, Business Combinations. Although ShoulderUp was the legal acquirer in the transaction, the Company was determined to be the accounting acquirer based on the evaluation of the relevant accounting guidance. Accordingly, the transaction was treated for accounting purposes as a reverse recapitalization of the Company. The historical financial statements of the Company became the historical financial statements of the combined entity, and the net assets of ShoulderUp were recorded at their historical carrying amounts. No goodwill or other intangible assets were recognized in connection with the transaction. The equity structure of the combined company was adjusted to reflect the shares issued in the transaction, and transaction costs were accounted for in accordance with applicable guidance.

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

The Company operates as a single reportable segment and generates revenue from an integrated offering of hardware products and related software and subscription services. Revenue is disaggregated into product and service categories. Product revenue primarily consists of sales of hardware devices that serve as the initial step in customer adoption of the Company’s cloud-based SaaS platform. Service revenue primarily consists of subscription services providing access to the Company’s software platform, along with related training, support, professional services such as onboarding and consulting, feasibility studies, and certain reseller exclusivity arrangements. The Company’s integrated hardware and software model is designed to expand customer adoption of its platform and strengthen reseller partnerships. All revenue for the periods presented was generated from customers located in the United States. (see Note 18, Segment Reporting.)

The Company entered into an exclusivity agreement on November 8, 2024, and a partner agreement on December 18, 2024, with a major reseller. The exclusivity agreement grants the reseller the exclusive right to sell the Company’s products for one year, with automatic renewal for up to four additional one-year periods if specified sales targets are achieved. The partner agreement provides a 5% purchasing incentive based on the reseller’s quarterly growth in total purchases and requires the Company to contribute at least 1% of revenue toward marketing activities, paid as a rebate. Management concluded that the exclusivity agreement, partner agreement, and future product purchase orders should be combined and accounted for as a single contract under ASC 606.

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

The Company pays sales commissions to its sales personnel in connection with customer contracts. As the Company’s revenue is recognized at a point in time and the commission amounts are not significant relative to the related contract period, the Company applies the practical expedient under ASC 340-40 Other Assets and Deferred Costs—Contracts with Customers, to expense incremental costs of obtaining a contract when incurred. Accordingly, all commission expenses are recognized in the period the related customer contract is executed and are not capitalized.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, using the asset and liability approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance against deferred tax assets as deemed necessary.

The Company accounts for the uncertainty in income taxes as prescribed by the minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. As of December 31, 2025 and 2024, the Company has not identified any uncertain tax positions and, accordingly, has not recorded any liability for unrecognized tax benefits.

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

Prior to the Closing, the Company inherited 15,675,000 public and private warrants from ShoulderUp, each exercisable at $11.50 per share. These warrants were considered antidilutive and excluded from the diluted net loss per share calculation for the years ended December 31, 2025 and 2024. During the years ended December 31, 2025, 20,017 of these warrants were forfeited, resulting in a net total of 15,654,983 warrants outstanding as of December 31, 2025.

Acquisition and Integration Costs

The Company incurred acquisition and integration costs of $1,154,857 for the year ended December 31, 2025, primarily related to professional fees, legal and accounting services, severance, and other costs associated with recent Business Combinations.

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

Revisions and Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. In connection with these reclassifications, certain amounts previously reported within cost of goods sold have been reclassified to operating expense categories, including general and administrative expenses, research and development expenses, sales and marketing expenses, and acquisition and integration expenses, based on the nature of the underlying costs. These reclassifications had no impact on total revenue, loss from operations, net loss, or shareholders’ equity (deficit) for the period presented.

Certain prior period amounts in the consolidated statements of cash flows have also been revised to conform to the current period presentation. Specifically, amounts previously presented as short-term debt, net have been revised to proceeds from issuance of bridge loans within financing activities. As a result of these revisions, net cash used in operating activities and net cash provided by financing activities were adjusted for the respective periods presented. These revisions had no impact on previously reported net loss, total cash flows, or the beginning and ending cash balances for any 2025 period presented.

Note 3 – Business Combination and Reverse Recapitalization

Business Combination

On March 18, 2024, the Company entered into a Business Combination Agreement with ShoulderUp, ShoulderUp Merger Sub, Inc., SEI Merger Sub, Inc. and the Legacy Company.

On June 18, 2025, the Company consummated its Business Combination pursuant to the terms of the Business Combination Agreement. The Business Combination was structured as follows:

●	At the Closing, each ordinary share of ShoulderUp that was not redeemed or converted was exchanged for one share of CID Holdco Inc. Common Stock. Each issued and outstanding unit of ShoulderUp (“Unit”) was automatically separated into (i) one ordinary share and (ii) one-half of one warrant. Each whole warrant is exercisable to purchase one ordinary share at an exercise price of $11.50 per share.

●	A total of 506,589 shares of Common Stock were issued to the public shareholders of ShoulderUp. An additional 6,698,333 shares were issued to ShoulderUp’s officers and directors, ShoulderUp Technology Sponsor LLC (the “Sponsor”), and each transferee of founder shares.

●	1,345,001 shares of Common Stock were issued to certain original public shareholders who had previously agreed not to redeem their shares.

●	482,500 shares of Common Stock were issued to the holders of the ShoulderUp bridge loan to partially settle the outstanding loan balance at Closing. Lastly, 150,000 shares were issued to legal services provider DLA Piper LLP to partially settle outstanding service fees, pursuant to the Expense Release and Payment Agreement executed on June 3, 2025.

●	All of SEE ID’s 108,975,000 Common Stock issued and outstanding immediately prior to the Closing was canceled and converted into 12,210,718 shares of the Company’s Common Stock after giving effect to the exchange ratio of 0.11205.

●	2,909,057 shares of Common Stock were issued to the SEE ID SAFE note holders.

●	11,205 shares of Common Stock were issued in exchange for financial advisory services at Closing.

●	3,323,536 shares of Common Stock were issued to three major PIPE investors.

●	The Company assumed 15,654,983 public and private warrants of ShoulderUp, net of 20,017 forfeitures.

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

Share Ownership Upon Closing

The number of shares of Common Stock issued in connection with the Business Combination and subsequent equity conversion was as follows:

Common Stock
Ordinary shares, outstanding prior to the Business Combination	508,589
Less: Redemption of ordinary shares	(2,000)
Ordinary shares held by ShoulderUp’s officers and directors, the Sponsor and each transferee of founder shares	6,698,333
Ordinary shares held by non-redemption share holders	1,345,001
Ordinary shares held by ShoulderUp bridge loan holder	482,500
Ordinary shares held by DLA Piper, LLP	150,000
Common Stock issued to holders of SEE ID Inc.	12,210,718
Common Stock issued to SEE ID SAFE note holders	2,909,057
Common Stock issued to StartUpNV	11,205
Common Stock issued to PIPE investors	3,323,536
Common Stock Upon the Business Combination	27,636,939

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

The following tables reconcile elements of the Business Combination to the Company’s consolidated financial statements, and should be read in conjunction with the footnotes referenced above:

Recapitalization
Closing proceeds
Proceeds from Trust account	$5,577,304
Proceeds from PIPE investors	10,837,643
Proceeds from legacy ShoulderUp bank accounts	74,501
Closing disbursements
Less: Payment to purchase founder shares	(5,000,000)
Net cash proceeds from the Business Combination	$11,489,448
Noncash activities
Conversion of SAFE notes to equity	40,726,793
Conversion of short-term debt to equity	8,597,749
Transaction costs paid in shares	156,870
Less: Accrued taxes assumed from ShoulderUp	(3,913,668)
Less: Short-term debt assumed from ShoulderUp	(900,000)
Net equity impact of the Business Combination	$56,157,192
Par value of common stock issued	(1,543)
Total Impact of Business Combination on additional paid-in capital	$56,155,649

Bridge Loan Agreements

For the year ended December 31, 2025, the Legacy Company entered into unsecured bridge loan agreements with two major lenders, totaling $2,850,000 in principal. These loans bear interest at an annual rate of 20%, calculated on a 365-day basis, and include a minimum interest provision requiring payment of at least 8% or 10% of the principal amount if repaid prior to their six-month maturity dates. As of the date of Closing, the Company recorded an accrued interest liability of $280,000, which was settled at Closing.

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

PIPE	Effective Date	Amount	Shares
PIPE 1	6/16/2025	$2,814,500	$703,625
PIPE 2	6/10/2025	1,000,000	250,000
PIPE 3	6/17/2025	7,023,143	1,755,786
Total PIPE		$10,837,643	$2,709,411

In connection with the Business Combination, the Company assumed an excise tax liability of $3,905,240 and a franchise tax liability of $8,428, both of which were incurred prior to the Closing and were recorded as assumed obligations from the reverse recapitalization transaction. Accordingly, the Company recorded a total accrued tax liability of $3,913,668 related to the Business Combination.

The U.S. Treasury issued final regulations under Section 58.4501-2(e) clarifying the application of the 1% stock repurchase excise tax imposed by the Inflation Reduction Act. The regulations provide that redemptions of stock issued prior to August 16, 2022 are exempt from the excise tax if the shares were subject to mandatory redemption or stockholder put rights from issuance through redemption. The Company’s SPAC redemptions qualified for this exemption because the shares were issued before August 16, 2022 and were continuously subject to contractual redemption rights, including mandatory redemption and stockholder put options, which were redeemed in connection with extension votes. As a result, the previously recorded excise tax liability of $3,905,240 was written off as of December 31, 2025, with a corresponding adjustment to additional paid-in capital.

Note 4 - Reclassifications and Revisions of Prior Period Financial Statements

Based on an analysis of FASB ASC, ASC 250-Accounting Changes and Error Corrections, Staff Accounting Bulletin 99, Materiality, and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company determined these revisions were not material to the previously issued financial statements and as such reclassifications and revisions were necessary.

For the year ended December 31, 2024, the Company revised its expense presentation by reallocating certain amounts previously reported under cost of goods sold to general and administrative, research and development, and sales and marketing expenses to better reflect the nature of the underlying costs. In addition, certain expenses were reclassified among these operating expense categories. These reclassifications had no effect on total revenue, loss from operations, net loss, or shareholders’ equity (deficit) for any period presented. The impact of these reclassifications on the Company’s consolidated statements of operations for the year ended December 31, 2024, is shown below:

	For the Year Ended December 31,
	As previously reported	Reclassification	As adjusted
Revenue	$172,661	$-	$172,661
Cost of goods sold	343,889	(300,255)	43,634
Gross profit	$(171,228)	$300,255	$129,027
Operating expenses:
General and administrative expenses	3,588,548	(2,025,220)	1,563,328
Research and development expenses	759,967	90,294	850,261
Sales and marketing	2,524,930	197,051	2,721,981
Acquisition and integration	-	2,038,130	2,038,130
Depreciation and amortization	-	-	-
Total operating expenses	6,873,445	300,255	7,173,700
Loss from operations	$(7,044,673)	$-	$(7,044,673)
Change in fair value of SAFE notes	(14,492,176)	-	(14,492,176)
Loss before income taxes	$(21,536,849)	$-	$(21,536,849)
Provision for income taxes	581	-	581
Net loss	$(21,537,430)	$-	$(21,537,430)

For the six months ended June 30, 2025 and the nine months ended September 30, 2025, the Company revised the presentation of certain amounts in the consolidated statements of cash flows to conform to the current period presentation. Specifically, amounts previously presented as short-term debt, net have been revised to proceeds from issuance of bridge loans within financing activities. In addition, the reverse recapitalization transaction adjustment was revised to reflect the appropriate presentation within operating activities. As a result of these revisions, net cash used in operating activities and net cash provided by financing activities were adjusted for the respective periods presented. These revisions had no impact on previously reported net loss, total cash flows, or the beginning and ending cash balances for any period presented. The impact of these revisions on the Company’s condensed consolidated statements of cash flows for the six and nine month periods ended June 30, 2025 and September 30, 2025, respectively, are presented below:

	For the Six Months Ended June 30, 2025
	As previously reported	Revision	As adjusted
Reverse recapitalization transaction	$(4,739,169)	$1,400,000	$(3,339,169)
Accrued interest	280,000	(280,000)	-
Short-term debt, net	3,750,000	(3,750,000)	-
Net cash used in operating activities	$(3,762,742)	$(2,630,000)	$(6,392,742)
Proceeds from issuance of bridge loans	500,000	2,350,000	2,850,000
Repayment of bridge loans	(1,660,545)	280,000	(1,380,545)
Net cash provided by financing activities	$10,278,154	$2,630,000	$12,908,154

	For the Nine Months Ended September 30, 2025
	As previously reported	Revision	As adjusted
Reverse recapitalization transaction	$(4,739,169)	$1,400,000	$(3,339,169)
Accrued interest	280,000	(280,000)	-
Short-term debt, net	3,750,000	(3,750,000)	-
Net cash used in operating activities	$(8,197,830)	$(2,630,000)	$(10,827,830)
Proceeds from issuance of bridge loans	500,000	2,350,000	2,850,000
Repayment of bridge loans	(1,660,545)	280,000	(1,380,545)
Net cash provided by financing activities	$10,278,154	$2,630,000	$12,908,154

Note 5 - Concentrations

Concentration of Credit Risk Arising From Cash Deposits in Excess of Insured Limits

The Company maintains a cash balance with a U.S. financial institution, in which the balance exceeds the FDIC insured limit of $250,000. As of December 31, 2025 and 2024, the Company’s cash balance held at the financial institution exceeded the FDIC limit. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Significant Customers

A significant customer is defined as one that accounts for at least 10% of the Company’s revenue. For the year ended December 31, 2025, the Company generated 100% of its total revenue from three customers. One customer accounted for approximately 85% of total revenue, a second customer accounted for approximately 14%, and the remaining customer accounted for less than 1% of total revenue. For the year ended December 31, 2024, the Company generated 100% of its total revenue from five customers with the top three customers accounting for approximately 57%, 21% and 11%, respectively.

As of December 31, 2025, the Company’s accounts receivable balance was concentrated among three customers. One customer accounted for approximately 97% of total accounts receivable. As of December 31, 2024, the Company’s accounts receivable balance was concentrated among three customers. One customer accounted for approximately 60% of total accounts receivable, and another customer represented approximately 38%. The Company monitors the creditworthiness of its customers on an ongoing basis and believes that its credit risk is limited due to the financial strength and payment history of these customers. Management does not expect any material losses from these receivable concentrations and has not recorded an allowance for credit losses, as all receivables are considered highly collectible.

Note 6 – Property and Equipment

Property and equipment, net, as of December 31, 2025 and 2024, consisted of the following:

	Estimated useful life	December 31, 2025	December 31, 2024
Equipment	3 to 10 years	$665,303	$11,286
Leasehold improvements	Lesser of lease term or estimated useful life	16,400	-
Less: Accumulated depreciation and amortization		(36,463)	-
Property and equipment, net		$645,240	$11,286

	For the Years Ended December 31,
	2025	2024
Depreciation expense	$36,463	$-

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

The Company has capitalized software development costs of $2,920,718 and $1,761,396 as of December 31, 2025 and 2024, respectively.

For the years ended December 31, 2025 and 2024, there was no amortization expense recorded on capitalized software development costs as the software was not ready for its intended use.

Note 8 - Loans and Fair Value Measurements

SAFE notes

Prior to the Closing, SEE ID had issued Simple Agreements for Future Equity (the “SAFE agreements”) to investors for proceeds totaling $8,480,217. Under the terms of these SAFE agreements, which had stated discount rates ranging from 67% to 80%, the following would happen upon the occurrence of these events (all capitalized terms are as defined in the SAFE agreements):

(a) Equity Financing - the SAFE agreements will automatically convert into the number of shares of Safe Preferred Stock equal to the Purchase Amount divided by the Discount Price with certain SAFE agreements subject to a post-money valuation cap of $30,000,000.

(b) Liquidity Event - the SAFE agreements will automatically be entitled to receive a portion of Proceeds, due and payable to the Investor immediately prior to, or concurrent with, the consumption of such Liquidity Event, equal to the greater of (i) the Purchase Amount (the “Cash-Out Amount”) or (ii) the amount payable on the number of shares of Common Stock equal to the Purchase Amount divided by the Liquidity Price.

(c) Dissolution Event - the Investor will automatically be entitled to receive a portion of Proceeds equal to the Cash-Out Amount, due and payable to the Investor immediately prior to the consummation of the Dissolution Event.

In accordance with FASB ASC 815-40, Contracts in Entity’s Own Equity, the Company determined that the SAFE agreements represented freestanding financial instruments and, accordingly, classified them as derivative liabilities in the accompanying consolidated balance sheets. The SAFE agreements were carried at estimated fair value, which was determined by the Company via a probability-weighted expected return method.

The Business Combination, which closed on June 18, 2025, as described in Note 3, qualified as an “Equity Financing” under the terms of the Company’s SAFE agreements. As a result, all outstanding SAFE notes were converted into 2,909,057 shares of Common Stock. The Company recognized a fair value change in the SAFE notes of $17,368,415, based on the fair value of the Common Stock at Closing of $14.00 per share. Accordingly, no SAFE notes remained outstanding as of December 31, 2025.

Short-term loans

On December 5, 2025, the Company entered into a loan agreement with J.J. Astor & Co. for up to $5.0 million in senior secured convertible loans, consisting of an initial $2.0 million tranche and up to three additional $1.0 million tranches. The initial tranche was issued as a $2.0 million convertible note, of which $1.81 million was funded net of fees. The note matures on November 30, 2026 and is repayable in twelve monthly installments, consisting of an initial payment of $0.1 million followed by eleven monthly payments of approximately $0.2 million, totaling $2.6 million. Each additional tranche, if funded at the lender’s discretion and subject to specified conditions (including equity line of credit (“ELOC”) availability, Nasdaq listing, minimum stock price, and trading volume requirements), will be issued as a $1.0 million convertible note with $0.96 million funded net of fees and accompanied by a warrant. The Company is required to use proceeds from its ELOC to make monthly payments, with 80% of ELOC proceeds remitted directly to the lender. Certain extraordinary receipts must also be applied toward repayment. In connection with the initial funding, the Company issued a warrant to purchase 230,770 shares at an exercise price of $1.69 per share, subject to customary adjustments and a 4.99% beneficial ownership limitation (which may be increased to 9.99% upon agreement). Conversions and warrant exercises are subject to Nasdaq rules.

The Company also entered into a registration rights agreement requiring the filing of a resale shelf registration statement covering shares issuable upon conversion of the J.J. Astor loans following an event of default. Upon default and effectiveness of such registration statement, the loans become convertible at a price equal to 80% of the average of the four lowest VWAPs during the 20 trading days prior to the conversion notice, subject to the 4.99% ownership cap. Remedies upon default include acceleration, default interest at 19% on 110% of outstanding principal, and enforcement against collateral.

In evaluating the accounting treatment of the J.J. Astor loans, the Company concluded that the warrant, the conversion feature, and the embedded call option require bifurcation from the host debt instrument. Management determined that these features meet the definition of derivatives under ASC 815, Derivatives and Hedging. The embedded call option provides that, upon a change in control, the note may be called, which represents an additional embedded derivative feature. In assessing the conversion feature, management determined that because the number of shares issuable upon conversion depends on stockholder approval of the removal of the 4.99% beneficial ownership cap, and that contingency is not an input into the pricing of a fixed-for-fixed equity instrument, the conversion feature is not indexed to the Company’s common stock under ASC 815-40-15-7 and does not qualify for equity classification. Accordingly, the embedded call option and conversion feature were combined and accounted for as a single embedded derivative liability.

As of the date of the loan issuance, the fair value of the warrant liability was $210,776 and the fair value of the combined embedded derivative liability (inclusive of the call option and conversion feature) was $26,100 and recorded under the caption of derivative liabilities in the consolidated balance sheet. These amounts were bifurcated from the original loan proceeds, resulting in a net initial carrying amount of the debt of $1,763,124. Based on the contractual repayment terms, the effective interest rate is approximately 6.81% per month, or 81.71% per annum. The warrant liability and conversion derivative liability are remeasured at each reporting date, with changes in fair value recognized in the consolidated statement of operations.

As of December 31, 2025, the fair value of the warrant liability decreased to $52,535 and was recorded under the caption of derivative liabilities in the consolidated balance sheet, and the resulting change in fair value of $158,241 was recorded in the consolidated statement of operations under the caption of change in fair value of derivative liabilities. As of December 31, 2025, the fair value of the embedded conversion and call option derivative liability remained unchanged at $26,100.

During December 2025, the Company paid $108,334 to J.J. Astor, of which $48,306 was applied to principal. The Company also capitalized $190,000 of loan origination fees, which are being amortized over a 12-month term. Monthly amortization of $15,833 is recorded as a reduction of the deferred financing costs. As a result, the outstanding debt principal balance was $1,540,651 as of December 31, 2025, compared to $0 as of December 31, 2024.

Derivative Liabilities

Derivative instruments that are not traded on an exchange are valued using conventional valuation models that incorporate both observable and unobservable inputs. Although the Company is publicly traded, the valuation of these derivative instruments requires significant unobservable inputs, including assumptions related to expected volatility, term, probability-weighted scenarios, and other model-based estimates. Accordingly, these derivative instruments are classified within Level 3 of the fair value hierarchy.

Upon completion of the Business Combination, all outstanding SAFE notes were converted into shares of the Company’s Common Stock, resulting in a significant reduction of the related derivative liabilities during the year ended December 31, 2025. In addition, during 2025, the Company entered into a new loan agreement with J.J. Astor that includes detachable warrants and embedded derivative features. These features are accounted for as derivative liabilities and are measured at fair value on a recurring basis.

As reflected in the tables below, derivative liabilities are presented at fair value at the beginning and end of each reporting period. As of December 31, 2025, the Company’s derivative liabilities consist of (i) a warrant liability of $52,535 and (ii) an embedded conversion and call option derivative liability of $26,100. The fair value of the embedded conversion and call option derivative liability is estimated using the Probability-Weighted Expected Return Method (“PWERM”) model, which incorporates significant unobservable inputs, including expected monthly installment payments, the repayment percentage, the applicable discount factor, and scenario probability assumptions. The warrant liability is measured using the Black-Scholes option pricing model, with key inputs including Company asset volatility, Company equity volatility, Company size-adjusted asset volatility, Company size-adjusted equity volatility, the risk-free interest rate, and the liquidity horizon. Changes in the fair value of these derivative instruments during the period are recognized in the consolidated statement of operations in the period in which they occur.

Description	Level	December 31, 2025	December 31, 2024
Derivative liabilities	3	$78,635	$-
SAFE notes	3	-	23,334,626

	For the Years Ended December 31,
	2025	2024
Fair Value - beginning of period	$23,334,626	$4,602,950
Addition	260,628	4,239,500
Change in fair value of SAFE notes	17,368,415	14,492,176
Change in fair value of derivative liabilities	(158,241)	-
SAFE notes converted into shares	(40,726,793)	-
Fair Value - end of period	$78,635	$23,334,626

Note 9 - Equity Line of Credit (“ELOC”)

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

Before the Company elects to sell shares by issuing a purchase notice, the SEPA represents a purchased put option on the Company’s equity. Once the Company delivers a purchase notice under the SEPA, the related number of shares to be issued constitutes a forward contract to issue Common Stock. As the feature is embedded in an equity host, meets the definition of a derivative, and does not qualify for the equity scope exception under ASC 815 Derivatives and Hedging, it must be bifurcated and accounted for separately as a derivative asset or liability, depending on changes in the underlying stock price relative to the pegged discounted VWAP. The derivative is measured at fair value, with changes in fair value recognized in statement of operations. The fair value of the purchased put option was determined to be de minimis as of December 31, 2025, and therefore was not recorded on the Company’s balance sheet as of that date.

On October 13, December 30, and December 31, 2025, the Company delivered purchase notices for 30,000, 500,000, and 1,000,000 shares at settlement prices of $2.62, $0.32, and $0.32 per share, respectively, resulting in gross proceeds received in 2025 of $78,516, $159,500, and $317,000, respectively. The Company issued 30,000 shares in October 2025 and 1,000,000 shares in December 2025, with the remaining 500,000 shares settled and administratively issued in early January 2026. Because the shares were issued to New Circle at prices determined using a discounted VWAP formula, the cash proceeds received were below the fair value of the shares on the respective issuance dates. The Company measured the shares at fair value on the date cash was received and recognized the difference between (i) the fair value of the shares issued and (ii) the proceeds calculated pursuant to the discounted VWAP pricing terms. The difference, totaling $246,184, was recorded as a loss on issuance of shares in the statement of operations.

Note 10 – Shareholders’ Equity

Reverse Recapitalization

As described in Note 3, Business Combination and Reverse Recapitalization, all historical equity data, including stock option data, in these consolidated financial statements has been retrospectively adjusted by the Exchange Ratio to reflect the reverse recapitalization that occurred on June 18, 2025.

Common Stock

As of December 31, 2025, the Company had authorized 300,000,000 shares of Common Stock, par value $0.0001 per share. As of December 31, 2025, 29,273,321 shares of Common Stock were issued and outstanding, and 270,726,679 shares of Common Stock were reserved for future issuance.

Note 11 - Equity Incentive Plan

In January 2021, the Legacy Company adopted the 2021 Equity Incentive Plan (the “2021 Incentive Plan”), which provided for grants of awards in the form of incentive stock options, non-qualified stock options, and restricted stock awards to selected employees, directors, and independent contractors of the Company and its affiliates, as defined in the Incentive Plan. The Company assumed the 2021 Plan and all outstanding awards thereunder in connection with the Business Combination. Initially, the aggregate number of shares of Common Stock that may be issued by the Legacy Company under the 2021 Incentive Plan was not to exceed 4,672,506. Following the Business Combination, no additional awards may be granted under the 2021 Incentive Plan, and no additional shares remain available for issuance under the 2021 Incentive Plan other than the 2,032,521 shares that were subject to the outstanding awards that were assumed by the Company in connection with the Business Combination. The purpose of the 2021 Incentive Plan was to encourage and enable selected participants to acquire or to increase their holdings of the Company’s Common Stock and other equity-based interests in the Company in order to promote a closer identification of their interests with those of the Company and its stockholders. The 2021 Incentive Plan is administered by the Company’s Board of Directors. As of December 31, 2025, the Company has granted awards under the 2021 Equity Incentive Plan as described in the stock options and restricted stock awards subsections below under this note.

Effective as of June 18, 2025, in connection with the closing of the transactions contemplated by the Business Combination Agreement, the Company adopted the 2024 Equity Incentive Plan (the “2024 Incentive Plan”). The purpose of the 2024 Incentive Plan is to advance the interests of the Company and its stockholders by attracting, retaining and rewarding employees, consultants and directors and by motivating such persons to contribute to the growth and profitability of the Company. The 2024 Incentive Plan provides for the grant of awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. Subject to adjustment, the maximum aggregate number of shares of the Company’s common stock that may be issued under the 2024 Incentive Plan is 2,032,521 shares, plus an annual increase beginning with the first fiscal year following stockholder approval and continuing for up to ten years, equal to the lesser of 10% of the outstanding shares as of the end of the immediately preceding fiscal year or such lesser amount as determined by the Board. The 2024 Incentive Plan is administered by the Board of Directors or a duly authorized committee thereof, which has the authority to determine the participants to whom awards will be granted, the type and number of awards, and the terms and conditions of each award, including vesting, subject to the provisions of the plan. The 2024 Incentive Plan will remain in effect until terminated by the Compensation Committee, provided that no awards may be granted later than ten years from the earlier of the date of Board or stockholder approval. As of December 31, 2025, no awards were granted under the 2024 Incentive Plan.

Stock Options

Stock option activity pursuant to the 2021 Incentive Plan for the year ended December 31, 2025 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2024	2,032,521	$0.1151	6.22
Options granted	-	-	-
Options exercised	-	-	-
Options cancelled	(170,715)	0.1759	n/a
Options outstanding as of December 31, 2025	1,861,806	0.1095	5.66
Total vested as of December 31, 2025	1,816,184	$0.1074	5.83

For the years ended December 31, 2025 and 2024, the Company recognized share-based compensation expense relating to stock options totaling $37,827 and $90,377, respectively. Share-based compensation expense relating to stock options is included in “General and administrative” in the accompanying consolidated statements of operations.

As of December 31, 2025, there has been no stock option activity pursuant to the 2024 Incentive Plan.

Restricted Stock Awards

For the years ended December 31, 2025 and 2024, the Company did not grant any restricted stock awards. As of December 31, 2025 and 2024, there were no unvested restricted stock awards. For the year ended December 31, 2025, the Company did not recognize any share-based compensation relating to restricted stock awards.

For the year ended December 31, 2024, the Company recognized share-based compensation relating to restricted stock awards totaling $106,629. Share-based compensation relating to restricted stock awards is included in “General and administrative” in the accompanying consolidated statements of operations.

As of December 31, 2025, there were no unrecognized share-based compensation costs relating to restricted stock awards.

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

For the years ended December 31, 2025 and 2024, shares of Common Stock underlying stock options totaling 1,861,806 and 2,032,521, respectively, and no unvested restricted stock awards, were excluded from the calculation of diluted net loss per share because they were antidilutive. In addition, 15,654,983 warrants outstanding as of December 31, 2025 were out of the money and also excluded from the calculation of diluted net loss per share for being antidilutive. Convertible debt outstanding during the period was also excluded from the calculation of diluted net loss per share, as the effect of applying the if-converted method would have been antidilutive.

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

The components of lease expense were as follows for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
Operating lease cost	$155,617	$43,106
Other short-term lease cost	117,134	35,006
Total lease cost	$272,751	$78,112

The following table summarizes the operating lease asset and liabilities recorded as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Operating lease right-of-use asset, gross	$824,314	$331,478
Accumulated amortization	(122,436)	(23,586)
Operating lease right-of-use asset, net	701,878	307,892

Short-term operating lease liabilities	139,963	36,225
Long-term operating lease liabilities	577,656	265,413
Total operating lease liabilities	$717,619	$301,638

Weighted average operating lease term	4.16 years	4.75 years
Weighted average operating lease discount rate	9.53%	11.83%

The following table summarizes future minimum lease commitments as of December 31, 2025:

Year ending December 31,	Operating Leases
2026	$200,462
2027	207,783
2028	215,950
2029	197,905
2030	42,436
Total lease payments	$864,536
Less: imputed interest	(146,917)
Present value of lease liabilities	$717,619

Note 14 - Related Party Transactions

Related parties include entities that are under common ownership or control with the Company, as well as entities owned in whole or in part by members of the Company’s management, board of directors, or significant stockholders.

The Company had entered into SAFE agreements with Charles Maddox, the Chief Financial Officer and a stockholder, for proceeds totaling $28,833. On June 18, 2025, in connection with the Business Combination, these SAFE agreements converted into 2,156 Common Stock of the Company.

In August 2024, the Company entered into a $1,500,000 purchase order with Pope Technologies LLC for certain products, hardware, installation, programming, subscription, and training services. As of December 31, 2024, $750,000 had been received and recorded as deferred revenue in the accompanying consolidated balance sheets. During the year ended December 31, 2025 the Company delivered the products and recognized $750,000 revenue from the deferred revenue balance. Pope Technologies LLC is owned by a director of the Company.

Effective January 1, 2022, the Company entered into a customer agreement with PRB Transportation, LLC, a related party owned in part by Charles Maddox, the Company’s Chief Financial Officer and a stockholder, and Jeff Andersen, a stockholder. Revenues recognized from this agreement totaled $26,302 and $15,145 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, amounts outstanding under this agreement were $2,928 and $1,164 respectively, and are included in “Accounts receivable” on the accompanying consolidated balance sheets.

Beginning on March 1, 2024, the Company began subleasing an office space in Campo Alegre Manati, Puerto Rico from Enzymatic Holdings Corp. The term of this sublease was for one year and the rent was $1,167 per month, plus a one-third share of the cost of utilities. Enzymatic Holdings Corp., LLC is owned, in part, by certain stockholders of the Company. This lease terminated on February 28, 2025, and was not renewed. The rent expense was $2,334 for the year ended December 31, 2025.

Beginning on August 1, 2024, the Company began subleasing an office/warehouse space in Las Vegas, Nevada from Pope Technologies LLC. The term of this sublease is for one year and the rent is $1,280 per month. Pope Technologies LLC is owned by a director of the Company. The rent expense was $23,850 and $6,400 for the years ended December 31, 2025 and 2024, respectively. In September 2025, the Company paid a one-time fee of $13,610 to terminate the lease. The lease was terminated as of September 30, 2025. Beginning October 1, 2025, the Company entered into a month-to-month lease for the same location at a monthly rent of $5,813.

Note 15 – Accrued Expenses

Accrued expenses as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Transaction costs accrued for Cohen Capital Market	$1,003,500	$-
Board of directors’ fees	780,000	-
Other	42,689	24,219
Total accrued expenses	$1,826,189	$24,219

Note 16 - Inventory

Inventory as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Raw Materials	$1,064,464	$65,248
Shipping costs	64,066	-
Inventory in transit	186,245	-
Finished goods	116,106	-
Total inventories	$1,430,881	$65,248

Note 17 – Commitment and Contingencies

On May 22, 2025, the Company terminated the employment of one of its founders, who also served as the Customer Experience Officer. The former employee did not execute the termination agreement prior to its expiration during the third quarter and has subsequently filed a lawsuit against the Company on September 8, 2025. On October 23, 2025, the Company filed a motion to dismiss several causes of action and requested that the court dismiss all claims in their entirety. On December 15, 2025, the District Court of Clark County, Nevada denied the Company’s motion to dismiss with respect to the former employee’s claims for intentional interference with contract, intentional interference with prospective economic advantage, civil conspiracy/concert of action and conversion, and granted the motion with respect to the unjust enrichment claim.

The former employee originally held 5,000,260 shares of the Company’s Common Stock. On December 23, 2025, pursuant to bona fide gifts for which no consideration was received, the former employee transferred an aggregate of 2,497,331 shares of Common Stock to individuals not affiliated with the former employee for purposes of beneficial ownership reporting under applicable federal securities laws. In addition, in connection with the expiration of the termination agreement during the third quarter, 170,715 stock options that were exercisable at $0.176 per share (after applying the 8.1% stock option conversion ratio to the original exercise price of $0.0143 per share) were forfeited. The outcome of this legal matter is not known or probable at this time; accordingly, no amounts have been accrued for a potential loss.

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

Note 18 - Segment Reporting

The Company operates a single reportable segment, which generates revenue primarily from the sale of hardware and related software solutions. Hardware sales represent the initial step in a customer’s adoption of the Company’s SaaS subscription platform and have been a primary driver of revenue growth. This segment also includes ongoing software and subscription services, as well as exclusivity arrangements with resellers that provide protection from competitive sales. The Company’s focus on this integrated hardware and software model reflects its strategy to expand customer adoption of its SaaS platform, strengthen reseller partnerships, and drive sustainable growth.

Revenue by major product and service category for the years ended December 31, 2025 and 2024 is presented in the table below. Product revenue consists primarily of sales of hardware devices, such as bridges, labels, and gateways, which represent the initial step in a customer’s adoption of the Company’s SaaS subscription platform and have contributed significantly to overall revenue growth. Service revenue consists primarily of software subscription services providing access to the Company’s cloud-based platform, as well as related training, support, exclusivity arrangement services, professional services such as onboarding and consulting, and feasibility study reports provided to customers. For the year ended December 31, 2025, product revenue represented the majority of total revenue, reflecting increased hardware sales as the Company expanded customer adoption of its integrated hardware and software solution. For the year ended December 31, 2024, revenue was generated solely from services. All of the Company’s revenue for the periods presented was generated from customers located in the United States.

	For the Years Ended December 31,
	2025	2024
Services	$347,814	$172,661
Products	5,456,554	-
Total Revenue	$5,804,369	$172,661

As of December 31, 2025 and 2024, the Company had total deferred revenue of $1,984,550 and $2,713,215, respectively. Of these amounts, $236,038 and $1,142,643, respectively, were expected to be recognized as revenue within one year.

The Company’s chief operating decision-makers (the “CODM”), which are the Company’s Chief Executive Officer and Chief Financial Officer, assess performance for the reportable segment and decide how to allocate resources using net income as the primary measure of profitability. The CODM are not regularly provided with specific segment expenses, but focus on revenue, gross profit, and net income/loss. Expense information, including cost of goods sold, can be easily computed from the information provided. This segment’s measures of profitability are shown in the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets.

Note 19 – Income Taxes

Income (loss) before income taxes consists of:

	For the Years Ended December 31,
	2025	2024
Domestic	$(37,841,287)	$(21,278,239)
Foreign	1,123,216	(258,610)
Income before taxes	$(36,718,071)	$(21,536,849)

The components of income tax provision expense (benefit) for the years ended December 31, 2025 and 2024 were as follows:

	For the Years Ended December 31,
	2025	2024
Current provision
Federal	$-	$-
State	-	581
Foreign	-	-
Current provision for income taxes	$-	$581

Deferred provision
Federal	$124,223	$(4,045,818)
State	(275,872)	(105,464)
Foreign	10,338	(10,338)
Change in valuation allowance	141,311	4,161,621
Deferred provision for income taxes	$-	$-
Total provision for income taxes	$-	$581

The Company adopted ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosure pursuant to ASU No. 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate for the year ended December 31, 2025:

	For the Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$(7,710,795)	(21.0)%
State income taxes, net of federal income tax effect	(282,645)	(0.8)
Foreign tax effects
Puerto Rico
Statutory tax rate difference between Puerto Rico and United States	(247,107)	(0.6)
Changes in valuation allowance	(10,338)	-
Effect of cross-border tax laws
Global intangible low-tax income	22,250	0.1
Changes in valuation allowance	151,649	0.4
Nontaxable or nondeductible items
Change in Fair Value of SAFE agreements	3,647,367	9.9
Transaction costs	548,015	1.5
Loss on extinguishment of debt	1,202,942	3.3
Deferred tax true-ups	2,551,581	6.9
Other adjustments
Other	127,081	0.3
Effective tax rate	$-	0.0%

Significant components of the Company’s deferred tax assets are as follows for the year ended December 31, 2025:

December 31, 2025
Deferred tax assets:
Research and development tax credits	$262,178
Lease liabilities	65,554
Net operating losses	3,310,890
Other	1,367,374
Total deferred tax assets	$5,005,996

Deferred tax liabilities:
Right of use asset	(60,330)
Total deferred tax liabilities	(60,330)
Valuation allowance	(4,945,666)
Net deferred tax assets	$-

Significant components of the Company’s deferred tax assets are as follows for the year ended December 31, 2024:

December 31, 2024
Deferred tax asset (liability):
Accrual to cash adjustment	$729,287
Charitable contributions	1,618
Change in fair value of SAFE agreements	3,106,508
R&D expenditures	359,433
R&D tax credit carryovers	239,142
Right-of-use asset	(65,999)
Lease liability	56,893
Stock options	55,481
Federal net operating loss carryforwards	304,628
Foreign net operating loss carryforwards	10,338
State net operating loss carryforwards	7,028
Valuation allowance	(4,804,357)
Net deferred taxes	$-

As of December 31, 2025 and 2024, the Company had a net operating loss carryforward for federal income tax purposes of $14.8 million and $1.5 million, respectively, which have indefinite carryforward periods. As of December 31, 2025 and 2024, the Company had a net operating loss carryforward for state income tax purposes of $8.5 million and $2.0 million, respectively, which have various carryforward periods and will begin to expire in 2038. As of December 31, 2025 and 2024, the Company had federal research and development tax credit carryforwards of approximately $262 thousand and $239 thousand, respectively, which begin to expire in 2042.

Management has established a 100% valuation allowance against the deferred tax assets as management does not believe it is more likely than not that these assets will be realized. The Company’s valuation allowance increased by approximately $141 thousand from 2024 to 2025.

The Company complies with the provisions of ASC 740-10 in accounting for its uncertain tax positions. ASC 740-10 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company has determined that the Company has no significant uncertain tax positions requiring recognition under ASC 740-10 and therefore has not included a tabular roll forward of unrecognized tax benefits. As there are no uncertain tax positions recognized, interest and penalties have not been accrued.

The Company is subject to income tax in the United States, as well as various states and Puerto Rico. The Company has not been audited by any state tax authorities in connection with income taxes. The Company has not been audited by Puerto Rican tax authorities or any states in connection with income taxes.

The Company’s tax years December 31, 2021 through December 31, 2025 generally remain open to adjustment for all federal, state and foreign tax matters until its net operating loss and tax credit carryforwards are utilized or expire prior to utilization, and the applicable statutes of limitation have expired in the utilization year. The federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of income tax expense. The Company made no state or foreign tax payments for the year ended December 31, 2025; therefore, no table is needed as a result of the adoption.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”), which resulted in the extension of many provisions of the current tax law as well as other rule changes that could impact the Company’s tax provision in 2025 or 2026. Examples of the new tax law include the following:

●	Full expensing of U.S. research and development costs under Section 174A.

●	Retroactive expensing of unamortized U.S. research and development costs capitalized between 2022 and 2024; either all in 2025, or over two years in 2025 and 2026.

●	Return of the Section 163(j) taxable income base excluding the deductions for depreciation and amortization in 2025 (change from “Tax EBIT” to “Tax EBITDA”).

●	Decrease in the Section 250 deduction for Net CFC Tested Income (formerly GILTI) to 40% (from 50%) in 2026, instead of the scheduled decrease to 37.5% prior to the OBBBA.

●	Decrease in the Section 250 deduction for foreign-derived income to 33.34% (from 37.5%) in 2026, instead of the scheduled decrease to 21.875% prior to the OBBBA.

●	Increase in the foreign tax credit rate on Net CFC Tested Income (formerly GILTI) to 90% (from 80%), and a 10% disallowance on repatriation, in 2026.

●	Removal of the allocation of interest expense and research and development expense to Net CFC Tested Income (formerly GILTI) in calculating the foreign tax credit limitation, effective in 2026.

The Company has determined the legislation will not have a material impact on the Company’s financial statements.

Note 20 - Subsequent Events

Subsequent to the year end through March 11, 2026, Edmund Nabrotzky, Chief Executive Officer of the Company, Charles Maddox, Chief Financial Officer and Chief Operating Officer of the Company, and Vijayan Nambiar, Chief Technology Officer of the Company loaned the Company an aggregate of $350,000 and may make additional loans to the Company up to an aggregate amount of $600,000 (collectively, the “Executive Loans”). The Executive Loans have been made, or will be made, on the terms and conditions of an unsecured, subordinated promissory note (the “Executive Notes”). The Executive Notes will accrue interest at a rate of 7.5% per annum, and will be paid in quarterly installments on July 1, 2026 , October 1, 2026 with a final payment by December 31, 2026. All of the Company’s obligations and payments under the Executive Notes are subordinated to the Company’s obligations under the loan agreement with J.J. Astor & Co.

Additionally, on February 5, 2026, the Company received deficiency notices from Nasdaq indicating that its common stock did not meet the minimum bid price, minimum market value of listed securities, and minimum publicly held share value requirements. The Company has been provided 180 days from the dates of the notices to regain compliance with these listing standards and intends to monitor its stock price and evaluate options to resolve the deficiencies. Failure to regain compliance could result in delisting, though the Company may seek to appeal any delisting determination.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Under the supervision and with the participation of our current management, including our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2025. Based on this evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2025 because of certain material weaknesses in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of December 31, 2025 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations, and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Material Weaknesses

Accounting Personnel and Financial Reporting Controls. Management determined that the Company does not currently maintain sufficient accounting personnel and has not fully designed and implemented the processes and internal controls necessary to support accurate and timely financial reporting. These deficiencies (i) limit the Company’s ability to effectively review and approve certain material journal entries and properly adopt new accounting pronouncements, increasing the risk that a material misstatement of interim or annual financial statements may not be prevented or detected on a timely basis, and (ii) have resulted in an insufficient segregation of duties between the preparation, review, and approval of certain material reconciliations and other financial reporting controls.

As a result of the material weaknesses noted above, for the year ended December 31, 2024, the Company reclassified its expense presentation by reallocating certain amounts previously reported under cost of goods sold to general and administrative, research and development, and sales and marketing expenses to better reflect the nature of the underlying costs. In addition, certain expenses were reclassified among these operating expense categories. These reclassifications had no effect on total revenue, loss from operations, net loss, or shareholders’ equity (deficit) for any period presented.

For the year ended December 31, 2025, management identified that the Company did not initially accrue all Board of Director compensation earned during the year ended December 31, 2025. During the year-end audit process, management recorded the appropriate accrual and related Board of Director compensation expense for the year ended December 31, 2025.

In addition, management identified presentation revisions in the statements of cash flows for the six months ended June 30, 2025 and the nine months ended September 30, 2025. Certain items were reclassified between operating and financing activities, including amounts related to short-term debt and proceeds from bridge financing arrangements, and certain components associated with the reverse recapitalization transaction were adjusted for proper presentation. These revisions affected the classification of cash flows between operating and financing activities but had no impact on total change in cash, net loss, or previously reported balance sheet amounts.

Management evaluated the quantitative and qualitative factors associated with these matters and concluded that the corrections were not material to any previously issued annual or interim financial statements. Accordingly, the Company has reflected these changes in the affected prior-period financial statements in this Annual Report to reflect these reclassifications as immaterial reclassifications to previously issued financial statements.

Fair Value Calculation Controls. In addition, management identified a material weaknesses in the design of internal controls related to the review of the fair value calculation of SAFE notes performed by a third-party valuation specialist. The controls lacked the precision needed to detect inappropriate inputs that could materially impact valuation.

The Company is actively working to develop and implement remediation plans related to the material weakness identified in this section. Remediation efforts include enhancing the design and implementation of controls over the accounting for financial instruments and hiring additional qualified accounting personnel.

Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

The Company was notified that Carr, Riggs & Ingram, LLC (“CRI”) acquired, effective as of January 1, 2026, certain assets related to the capital markets practice of Berkowitz Pollack Brant Advisors + CPAs, LLP (“BPB”). On January 13, 2026, the Audit Committee of the Company’s Board of Directors simultaneously dismissed BPB as the Company’s independent registered public accounting firm and approved the appointment of CRI as the Company’s new independent registered public accounting firm. BPB’s audit report on SEE ID, Inc. dba Dot Ai’s consolidated financial statements for the fiscal year ended December 31, 2024 contained no adverse opinion or disclaimer and was not qualified, except for an explanatory paragraph regarding substantial doubt about SEE ID’s ability to continue as a going concern prior to the business combination. During the relevant periods, there were no disagreements or reportable events with BPB, other than previously disclosed material weaknesses in internal control over financial reporting.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management

Executive Officers	Age	Positions
Edmund Nabrotzky	59	Chief Executive Officer, Director (Class III)
Charles Maddox	44	Chief Financial Officer and Chief Operating Officer
Vijayan Nambiar	48	Chief Technology Officer
Directors
Dr. Sheldon Paul	58	Director (Class I)
Phyllis Newhouse	62	Director (Class I)
Janice Bryant Howroyd	72	Director (Class II)
Walter Skowronski	77	Director (Class II)
Dr. David Carlson	66	Director (Class III)
Jeff Saling	68	Director (Class III)

Set forth below is biographical information about each of the individuals named in the tables above:

Executive Officers

Ed Nabrotzky, age 59, has served as a director of CID Holdco since 2025 and as Chief Executive Officer of the Company since its formation in 2020. Mr. Nabrotzky is a co-founder of the Company.

Prior to co-founding the Company, Mr. Nabrotzky served as President of Litum from January 2022 to August 2022. From December 2019 to June 2022, he served as an Adjunct Faculty Member at the Simon Business School, University of Rochester. From January 2019 to October 2021, he served as Director, Sales & Strategy at Panasonic North America. From September 2011 to January 2019, he served as Chief Solutions Officer at Omni-ID. Earlier in his career, Mr. Nabrotzky served as President of Dynamic e-Horizons Inc. from August 2009 to March 2012, held product marketing leadership roles at Molex from January 2006 to December 2009, and served as Vice President & General Manager at Woodhead Industries Inc. from April 1998 to December 2006. Mr. Nabrotzky has more than 25 years of experience in technology development, industrial communications, software systems and executive leadership. He has held executive leadership roles in both public and private companies with responsibility spanning sales, marketing, operations, engineering and strategy. Mr. Nabrotzky is listed as an inventor on five patents in related technologies and has international management experience across Europe, India, Singapore, China and Japan. He has also served on executive teams involved in four prior successful acquisitions in the industrial communications and software systems sectors. Mr. Nabrotzky holds a B. Sc. in Computer Science from Western University and an MBA from the Ivey Business School at Western University. He is currently a Doctoral Candidate in Technology Management at Indiana State University and has completed executive post-graduate studies at the Center for Creative Leadership, Harvard and MIT..

Charlie Maddox, age 44, has served as the Company’s Chief Operating and Chief Financial Officer since April 2024.  He previously was the Company’s Chief Operating Officer since the Company’s formation in 2020 to April 2024. Mr. Maddox is a co-founder of the Company. Since co-founding the Company, Mr. Maddox has been responsible for key aspects of the Company’s operations, finance, capital formation, and growth strategy including operational execution, manufacturing strategy, supply chain development, and other strategic initiatives. Since inception, Mr. Maddox has played a significant role in the Company’s financing activities, including helping raise more than $8 million in seed capital for the Company.

Prior to co-founding the Company, Mr. Maddox was the co-founder and Chief Executive Officer of Laudan LLC, a logistics company which he sold in a private transaction. Mr. Maddox has also co-founded other businesses in the construction and information technology sectors. Before his business career, Mr. Maddox served in the United States Air Force, where he was a combat veteran, instructor pilot and operations leader. During his military service, he deployed five times in support of Operation Iraqi Freedom and Operation Enduring Freedom and served in leadership roles involving training, flight operations and worldwide mission execution. Among other responsibilities, he managed continuous global operations involving 51 aircraft representing approximately $11.12 billion in assets and directed more than 1,100 international missions. Mr. Maddox holds an MBA from Worcester Polytechnic Institute and a B.S. in Computer Science from Florida State University..

Vijayan Nambiar, age 48, has served as Chief Technology Officer of CID Holdco since May 2022. Prior to joining the Company, Mr. Nambiar was a Senior Engineering Manager with Verizon since 2018. Mr. Nambiar brings over 24 years of experience in leading product development from conception to field rollout for a variety of next-gen embedded real-time hardware & cloud solutions. Mr. Nambiar holds a Masters in Computer Science and an MBA, showcasing a solid educational foundation in both technical and business domains. As a former Senior Manager of Strategy at Verizon, Mr. Nambiar managed the 5G device ecosystem and the Fios Wi-Fi router teams. During his tenure at Verizon, Mr. Nambiar successfully shipped over 5 million devices and generated more than $1.5 billion in revenue, underscoring his ability to drive substantial business growth and innovation. Mr. Nambiar’s entrepreneurial spirit is evidenced by his involvement in three startups as part of the founding engineering team. Notably, his work at SimpliVity culminated in a significant achievement when the company was acquired by HP for $650 million. Mr. Nambiar’s deep understanding of the startup environment and strategic execution has been pivotal in driving technological advancements and successful exits.

Non-Employee Directors

Jeff Saling, age 68, has served as a member of the Board since June 2025. Mr. Saling is a serial entrepreneur, seasoned executive, and prolific investor with over 30 years of experience in launching, scaling, and exiting startups in the SaaS and cloud domains. He serves as currently the executive director and co-founder of StartUpNV since 2016, Nevada’s non-profit statewide startup accelerator, where he leads the vision, strategy, and operations to support and accelerate the growth of Nevada-based startups. Jeff is also an active angel investor and serves as co-president of Sierra Angels, one of the longest running angel groups in the US since 2013, and a general partner of 1864 Fund, a seed-stage venture capital fund that invests in high-potential startups outside of traditional venture enclaves since 2024. He is passionate about creating a vibrant and diverse startup ecosystem in Nevada, and he leverages his extensive network, expertise, and resources to connect founders with mentors, customers, talent, and capital. In addition, Jeff is an adjunct professor in the College of Engineering at the University of Nevada, Reno, where he teaches entrepreneurship and innovation courses.

Janice Bryant Howroyd, age 72, has served as a member of the Board since August 2025. Ms. Howroyd has more than 40 years of experience as a director and executive of not-for-profit and for profit companies. Since September 1978, Ms. Howroyd has served as the founder and chief executive officer of the ActOne Group, an international talent and technology enterprise focusing on employment, talent management and digital solutions. Ms. Howroyd has served as a board member of ShoulderUp Technology Acquisition Corp., the Los Angeles Economic Development Corporation, Women’s Business Enterprise National Counsel Global Business Committee, and most recently has joined the global board of directors of United Way. Ms. Howroyd previously served on the Board of Advisors for the White House Initiative on Historically Black Colleges and Universities during the Obama Administration. Ms. Howroyd also served on the Federal Communications Commission’s Advisory Committee on diversity and digital empowerment to encourage new entrepreneurs to create digital enterprises during the first Trump administration. Ms. Howroyd attended North Carolina A&T State University from which she received one of several honorary doctorates she holds. Ms. Howroyd is well-qualified to serve on our Board because of her employment and talent management experience, as well as her extensive leadership roles within government entities.

Dr. Sheldon W. Paul, age 58, has served as a member of the Board since June 2025.  Dr. Paul is an obstetrician-gynecologist in Las Vegas, Nevada and is affiliated with Summerlin Hospital Medical Center. He received his medical degree from University of Nevada Reno School of Medicine and has been in practice for more than 25 years. Dr. Paul has developed, owned and operated multiple clinics over his years of practice. He has also branched into other several other successful businesses and investments, including early investments in Dot Ai. Dr. Paul is a founder and controlling member of Pope Technologies LLC, which is SEE ID’s primary distributor and currently subleases office space to SEE ID. He brings unique practical entrepreneurial experience to the Board.

David Carlson, DO, MBA, age 66, has served as a member of the Board since June 2025. Dr. Carlson has been the Chief Medical Officer in South King County for Virginia Mason Franciscan Health since 2023. He recently served as a medical director for Seamar Community Health Centers in Pierce and Thurston Counties during 2023. Prior to joining VMFH, Dr. Carlson served as chief physician officer for Multicare from 2017 to 2022, chief physician executive for Hospital Sisters Health System from 2014 to 2017, and chief medical officer for Conemaugh Health System in Johnstown, PA from 2007 to 2014. Previous leadership roles also include Ochsner Clinic Foundation in Baton Rouge, LA; Summit Health System in Chambersburg, PA; and Lovelace Health Systems in Albuquerque, NM. Dr. Carlson is a member and is currently Chairman of the Board for the Physician Insurance Company, and has been a board member of United Way Pierce County since 2018. He has also served on the boards of the Washington Healthcare Alliance and Physicians of Southwest Washington. Dr. Carlson is a board-certified family practice physician, with a subspecialty in geriatrics. He earned his Bachelor of Science degree from Pennsylvania State University, his medical degree from Philadelphia College of Osteopathic Medicine, and his Master of Business Administration from Alvernia University.

Walter Skowronski, age 77, has served as a member of the Board since August 2025. Mr. Skowronski has more than 40 years of experience as a senior financial executive of NYSE-listed public companies. From July 2023 through December 30, 2024, Mr. Skowronski served as a director of Coliseum Acquisition Corp., which completed a business combination with Rain Enhancement Technologies (NASDAQ: RAIN, RAINW) in December of 2024. From 2003 to his retirement in 2009, Mr. Skowronski served as Senior Vice President of The Boeing Company and President of Boeing Capital Company, a wholly-owned Boeing subsidiary responsible for arranging, structuring and providing financing for Boeing’s commercial airplane and space and defense products and services. While at Boeing, Mr. Skowronski instituted new risk management, customer relations and investor outreach programs. Previously, he served as Senior Vice President of Finance and Treasurer of Boeing from 1999 to 2003. Mr. Skowronski joined Lockheed Corp. in 1990, where he served as Vice President of Investor Relations until 1992; and served as the Vice President and Treasurer until 1996. Mr. Skowronski served as Vice President and Treasurer of Lockheed Martin from 1996, upon the merger of Lockheed Corp. and Martin Marietta Corp., until 1999. Mr. Skowronski is a former director of the National Investor Relations Institute, serving as its chairman and chief executive officer in 1989. He previously served on the board of Physicians Insurance Company and was a member of the board of directors of United States Enrichment Corp. (USEC) from 2011 to the company’s emergence from Chapter 11 bankruptcy in September 2014. He was also the Lockheed Martin-designated director on the board of directors of Calcomp Corp. from 1997 to 1999. Mr. Skowronski holds a Bachelor’s of Electrical Engineering from Northeastern University and a Master’s degree in Corporate Finance from Boston University.

Phyllis Newhouse, age 62, has served as a member of the Board since June 2025. Ms. Newhouse previously served as Chief Executive Officer of ShoulderUp Technology Acquisition Corp. Ms. Newhouse is known as a pioneer in cybersecurity. Ms. Newhouse is an entrepreneur, retired military senior non-commissioned officer, mentor, founder and Chief Executive Officer of XtremeSolutions, Inc., an Atlanta-based cybersecurity firm (“XSI”), and a founder, Chief Executive Officer and Director of Athena Technology Acquisition Corp., a blank check company focused on identifying acquisitions of business in technology, direct to consumer and fintech industries. While serving in the United States Army on various assignments, Ms. Newhouse focused on national security and worked on several projects, which outlined the Cyber Espionage Task Force. After her service in the army, Ms. Newhouse founded XSI in 2002, which offers a wide range of IT expertise and provides industry leading, state-of-the-art information technology and cybersecurity services and solutions. XSI has employees in 42 states, with 40% of its workforce made up of veterans. In 2019, Ms. Newhouse founded ShoulderUp, a nonprofit dedicated to connecting and supporting women in their entrepreneurial journeys. Ms. Newhouse currently serves on the board of directors of the Technology Association of Georgia, is a member of the Business Executives for National Security, and since April 2021, has served on the Board of Directors of the Sabre Corporation. She also serves on the executive board and is a member of the Women President Organization. Ms. Newhouse also serves on the Board of Directors of Girls Inc., a nonprofit organization that encourages all girls to be “Strong, Smart, and Bold.” Ms. Newhouse received her B.A. in Liberal Arts Science from Saint Leo College in 1986, she is a graduate of the Institute of Entrepreneurial Leadership program sponsored by John F. Kennedy University, and she received an Honorary Doctor of Philosophy from CICA International University.

Family Relationships

There are no family relationships between any of our executive officers and directors.

Board Composition

Our business and affairs are organized under the direction of our Board. Our Board currently consists of seven members. The primary responsibilities of our Board are to provide oversight, strategic guidance, counseling and direction to our management. Our Board meets on a regular basis and additionally as required.

Our Board is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. Currently, our Board is divided into the following classes:

●	Class I, which consists of Dr. Sheldon Paul and Phyllis Newhouse, whose terms will expire at the first annual meeting of stockholders to be held in 2026;

●	Class II, which consists of Janice Bryant Howroyd and Walter Skowronski whose term will expire at the Company’s second annual meeting of stockholders to be held in 2027; and

●	Class III, which consists of Edmund Nabrotzky, Dr. David Carlson and Jeff Saling, whose terms will expire at the Company’s third annual meeting of stockholders to be held in 2028.

At each annual meeting of stockholders to be held after the initial classification, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified. This classification of our Board may have the effect of delaying or preventing changes in our control or management.

Director Independence

We adhere to the rules of Nasdaq in determining whether a director is independent. The Board consults with its counsel to ensure that the Board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The Nasdaq listing standards generally define an “independent director” as a person that, in the opinion of the issuer’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). The Board has determined that each of the directors on the Board (other than Edmund Nabrotzky) are independent as defined under the listing standards of Nasdaq. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Board Leadership Structure and Role in Risk Oversight

The Board oversees the risk management activities designed and implemented by our management. The Board does not anticipate having a standing risk management committee, but rather executes its oversight responsibility both directly and through its standing committees. The Board also considers specific risk topics, including risks associated with our strategic initiatives, business plans and capital structure. Our management, including our executive officers, are primarily responsible for managing the risks associated with operation and business of the Company and provide appropriate updates to the Board and the Audit Committee. The Board delegates to the Audit Committee oversight of its risk management process, and our other Board committees also consider risks as they perform their respective committee responsibilities. All board committees report to the Board as appropriate, including, but not limited to, when a matter rises to the level of a material or enterprise risk.

Board Committees

The Board has an Audit Committee, a Compensation Committee,  a Cybersecurity & Technology Committee and a Nominating and Corporate Governance Committee, each of which has the composition and responsibilities described below.

Audit Committee

Our Audit Committee is responsible for, among other things:

evaluating the performance, independence and qualifications of the Company’s independent auditors and determining whether to retain the Company’s existing independent auditors or engage new independent auditors;

●	reviewing the Company’s financial reporting processes and disclosure controls;

●	reviewing and approving the engagement of the Company’s independent auditors to perform audit services and any permissible non-audit services;

●	reviewing the adequacy and effectiveness of the Company’s internal control policies and procedures, including the responsibilities, budget, staffing and effectiveness of the Company’s internal audit function;

●	reviewing with the independent auditors the annual audit plan, including the scope of audit activities and all critical accounting policies and practices to be used by the Company;

●	obtaining and reviewing at least annually a report by the Company’s independent auditors describing the independent auditors’ internal quality control procedures and any material issues raised by the most recent internal quality-control review;

●	monitoring the rotation of partners of the Company’s independent auditors on the Company’s engagement team as required by law;

●	prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of the Company’s independent auditor;

●	reviewing the Company’s annual and quarterly financial statements and reports, including the disclosures contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of such periodic reports, and discussing the statements and reports with the Company’s independent auditors and management;

●	reviewing with the Company’s independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy, and effectiveness of the Company’s financial controls and critical accounting policies;

●	reviewing with management and the Company’s auditors any earnings announcements and other public announcements regarding material developments;

●	establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding financial controls, accounting, auditing or other matters;

●	preparing the report that the SEC requires in the Company’s annual proxy statement;

●	reviewing and providing oversight of any related party transactions in accordance with the Company’s related party transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including the Company’s code of ethics;

●	reviewing the Company’s major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented; and

●	reviewing and evaluating on an annual basis the performance of the Audit Committee and the Audit Committee charter.

Our Audit Committee consists of Walter Skowronski, Phyllis Newhouse and Dr. David Carlson, with Walter Skowronski serving as the Audit Committee chair. The Board has affirmatively determined that Walter Skowronski, Phyllis Newhouse and Dr. David Carlson, each meet the definition of “independent director” for purposes of serving on the Audit Committee under Rule 10A-3 of the Exchange Act and the Nasdaq rules. Each member of our Audit Committee also meets the financial literacy requirements of the Nasdaq listing standards. The Board has adopted a written charter for the Audit Committee, which is available on our corporate website. The information contained on our website is not incorporated by reference into this Annual Report.

Compensation Committee

Our Compensation Committee is responsible for, among other things:

●	reviewing and approving the corporate objectives that pertain to the determination of executive compensation;

●	reviewing and approving the compensation and other terms of employment of the Company’s executive officers;

●	reviewing and approving performance goals and objectives relevant to the compensation of the Company’s executive officers and assessing their performance against these goals and objectives;

●	making recommendations to the Board regarding the adoption or amendment of equity and cash incentive plans and approving amendments to such plans to the extent authorized by the Board;

●	reviewing and making recommendations to the Board regarding the type and amount of compensation to be paid or awarded to the Company’s non-employee board members;

●	reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;

●	administering the Company’s equity incentive plans, to the extent such authority is delegated by the Board;

●	reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections, indemnification agreements and any other material arrangements for the Company’s executive officers;

●	reviewing with management the Company’s disclosures under the caption “Compensation Discussion and Analysis” in the Company’s periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such periodic report or proxy statement;

●	preparing an annual report on executive compensation that the SEC requires in the Company’s annual proxy statement; and

●	reviewing and evaluating on an annual basis the performance of the Compensation Committee and recommending such changes as deemed necessary with the Board.

Our Compensation Committee consists of Jeff Saling, Janice Bryant Howroyd and Dr. David Carlson, with Jeff Saling serving as chairman. Our Board has determined that each of the members of the Compensation Committee is a non- employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and satisfies the independence requirements of the Nasdaq. The Board has adopted a written charter for the Compensation Committee, which is available on our corporate website. The information contained on our website is not incorporated by reference into this Annual Report.

Cybersecurity & Technology Committee

Our Cybersecurity & Technology Committee is responsible for, among other things:

●	reviewing with management the Company’s cybersecurity threat landscape, policies, controls and incident response preparedness, including escalation procedures to the Board, tabletop exercise testing, and periodic simulations;

●	reviewing reports and metrics on cybersecurity incidents, breaches (actual or attempted), and the Company’s response thereto;

●	evaluating the Company’s compliance with cybersecurity and data privacy laws, including SEC, state, and international regulations, and industry standards;

●	reviewing the adequacy and effectiveness of the Company’s technology architecture, platforms and operational resilience;

●	reviewing and overseeing major technology-related projects, digital initiatives, and infrastructure investments;

●	overseeing the Company’s disaster recovery, business infrastructure, and data backup processes;

●	discussing with management the Company’s cyber insurance coverage and reviewing its adequacy;

●	coordinating with the Audit Committee with respect to any matters that may impact internal controls, financial reporting, or cybersecurity disclosures;

●

evaluating the Company’s cybersecurity workforce, training programs (including executive and board-level cybersecurity education), budget, and third-party vendor and supply chain risk management processes;

●	reviewing and approving policies for oversight of risks arising from use of AI, machine learning, and other emerging technologies;

●	ensuring appropriate disclosures are made in public filings relating to cybersecurity oversight and risk management;

●	reviewing and recommending for Board approval updates to the Cybersecurity & Technology Committee’s charter on an annual basis;

●	monitoring the Company’s compliance with cybersecurity disclosure obligations under SEC Regulation S-K Item 106 and Form 8-K Item 1.05, including timely disclosure of material cybersecurity incidents and governance structures;

●	overseeing management’s third-party risk management practices, including risk assessment and monitoring of key technology vendors and supply chain cybersecurity vulnerabilities; and

●	reviewing the Company’s training programs and culture-building efforts relating to cybersecurity awareness, including for executives and directors.

Our Cybersecurity & Technology Committee consists of Phyllis Newhouse, Edmund Nabrotzky, and Dr. Sheldon Paul, with Phyllis Newhouse serving as chairman. The Board has adopted a written charter for the Cybersecurity & Technology Committee, which is available on our corporate website. The information contained on our website is not incorporated by reference into this Annual Report.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is responsible for, among other things:

●	identifying, reviewing and making recommendations of candidates to serve on the Board;

●	evaluating the performance of the Board, committees of the Board and individual directors and determining whether continued service on the Board is appropriate;

●	evaluating nominations by stockholders of candidates for election to the Board;

●	evaluating the current size, composition and organization of the Board and its committees and making recommendations to the Board for approvals;

●	developing a set of corporate governance policies and principles and recommending to the Board any changes to such policies and principles;

●	reviewing issues and developments related to corporate governance and identifying and bringing to the attention of the Board current and emerging corporate governance trends; and

●	reviewing periodically the Nominating and Corporate Governance Committee charter, structure and membership requirements and recommending any proposed changes to the Board, including undertaking an annual review of its own performance.

Our Nominating and Corporate Governance Committee consists of Dr. David Carlson, Janice Bryant Howroyd, and Walter Skowronski, with Dr. David Carlson serving as chairman. Our board of directors has determined that each of the members of Nominating and Corporate Governance Committee satisfies the independence requirements of Nasdaq and the SEC. The Board has adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our corporate website. The information contained on our website is not incorporated by reference into this Annual Report.

Limitation on Liability and Indemnification of Directors and Officers

Our Amended and Restated Certificate of Incorporation limits the Company’s directors’ liability to the fullest extent permitted under the DGCL. The DGCL allows for directors of a corporation to not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

●	for any transaction from which the director derives an improper personal benefit;

●	for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

●	for any unlawful payment of dividends or redemption of shares; or

●	for any breach of a director’s duty of loyalty to the corporation or its stockholders.

If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of our directors will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended. The DGCL and our Bylaws provide that the Company will, in certain situations, indemnify the Company’s directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment, or reimbursement of reasonable expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.

We maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe these provisions in our Amended and Restated Certificate of Incorporation and Bylaws and the indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Code of Business Conduct and Business Ethics for Employees, Executive Officers, and Directors

The Company has adopted a Code of Conduct and Business Ethics applicable to its directors, executive officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that complies with the rules and regulations of the Nasdaq. The Code of Conduct and Business Ethics codifies the business and ethical principles that govern all aspects of the Company’s business. A copy of the Code of Conduct and Business Ethics has been filed with the SEC and is provided on our website, https://daic.ai/. The Company will disclose on its website all disclosures that are required by law or the Nasdaq listing standards concerning any amendments to or waivers of certain provisions of its Code of Conduct and Business Ethics. The information on any of our websites is deemed not to be incorporated in this Annual Report.

Director Compensation

We have entered into service agreements with each of our non-employee directors pursuant to which they are eligible to receive the following cash and equity incentive payments.

●	Annual Cash Fee: Each non-employee director receives an annual cash fee of $50,000, payable quarterly in arrears.

●	Equity Awards: Each non-employee director is eligible to receive quarterly stock options awards with a fair value of $20,000 for each of the first three fiscal quarters and a fair value of $40,000 for the fourth fiscal quarter. The option awards will be granted quarterly with the number of shares subject to each award determined by dividing the dollar value of the grant by the closing price of our common stock on the grant date, rounded down to the nearest whole share. All option awards have an exercise price equal to the fair market value of a share of our common stock on the date of grant and are 100% vested on the date of grant, unless otherwise specified in the award agreement.

●	Additional Chair Equity Award: In addition to the quarterly stock option awards, any director serving as the chair of a committee of the board of directors will receive an additional annual grant of stock options with a number of shares subject to the options determined by dividing $25,000 by the closing price of our common stock on the date of grant.

●	Expense Reimbursement: We will reimburse all of our non-employee directors for all reasonable business expenses incurred in in the performance of their services in accordance with our expense reimbursement guidelines.

We did not grant any option awards to our non-employee directors during 2025. The following table provides information related to the compensation of each of our non-employee directors during the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
Sheldon Paul, M.D	$37,500	$80,000	$117,500
Phyllis Newhouse	$37,500	$105,000	$142,500
Janice Bryant Howroyd	$37,500	$105,000	$142,500
Walter Skowronski	$37,500	$105,000	$142,500
David Carlson, D.O.	$37,500	$105,000	$142,500
Jeff Saling	$37,500	$105,000	$142,500

(1)	Includes the value of the annual retainers payable to our non-employee directors.
(2)	Although earned, we did not grant any option awards to our non-employee directors during 2025.

Item 11. Executive Compensation

As an emerging growth company, we have opted to comply with the executive compensation rules applicable to “smaller reporting companies,” as such term is defined under the Securities Act of 1933, as amended, which require compensation disclosure for our principal executive officer and our next two most highly compensated executive officers (other than our principal executive officer) (collectively, the “Named Executive Officers” or “NEOs”). Also, as an emerging growth company, we are not required to include, and have not included, a Compensation Discussion and Analysis (CD&A) and certain of the other compensation tables required by Item 402 of Regulation S-K in this Annual Report.

The following executives are our Named Executive Officers:

●	Ed Nabrotzky, Chief Executive Officer;

●	Charles Maddox, Chief Financial Officer/Chief Operations Officer; and

●	Vijayan Nambiar, Chief Technology Officer.

Summary Compensation Table

The following table sets forth information regarding the compensation of SEE ID’s named executive officers for the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Nonequity Incentive Compensation	Bonus ($)	All Other Compensation ($)		Total ($)
Ed Nabrotzky	2025	$285,384	—	—	—	$357,500	(1)	$642,884
Chief Executive Officer	2024	$230,000	—	—	—	$5,821		$235,821
Charles Maddox	2025	$263,958	—	—	$600	$250,000	(2)	$514,558
Chief Financial Officer/Chief Operations Officer	2024	$230,000	—	—	—	—		$230,000
Vijayan Nambiar	2025	$276,154	—	—	—	$200,000	(2)	$476,154
Chief Technology Officer	2024	$230,000	—	—	—	—		$230,000

(1)	Amounts include $320,000 transaction bonus paid in connection with the closing of the Business Combination, and $37,500 in fees for service as a member of the Board of Directors.
(2)	Amounts include transaction bonuses paid in connection with the Business Combination.

Narrative Disclosure to the Summary Compensation Table

Executive Employment Agreements

We have entered into employment agreements with each of our Named Executive Officers, each of which provides for at-will employment and provides for no specified term of employment. The employment agreements are described more fully below under the heading entitled “— Employment and Termination Arrangements.”

Annual Base Salaries

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of the executive compensation program. In general, we seek to provide a base salary level designed to reflect each executive officer’s scope of responsibility and accountability. Our Compensation Committee reviews the base salaries of our named executive officers each year (or otherwise at the time of a new hire or promotion). Effective as of July 15, 2025, Mr. Nabrotzky’s base salary was increased to $350,000, Mr. Maddox’s base salary was increased to $300,000 and Mr. Nambiar’s base salary was increased to $330,000.

Incentive Bonus Compensation

Each Named Executive Officer was eligible to receive a target annual incentive bonus during 2025 at the discretion of the Board of Directors. Pursuant to their individual employment agreements, effective as of September 5, 2025, each of our NEOs is eligible to earn annual incentive bonus compensation of $50,000 per year, payable $10,000 for the first through third calendar quarters and $20,000 for the fourth calendar quarter, based upon achievement of certain performance metrics determined by the Board of Directors. No incentive compensation was paid to our NEOs during 2025 other than a $600 incentive bonus paid to Mr. Maddox, which was made to maintain consistency with our Puerto Rico employees’ statutory Christmas bonus requirements.

Business Combination Change of Control Payments

In recognition of their efforts on the Business Compensation, the Board approved the following change in control transaction bonuses, which were paid to our Named Executive Officers during 2025, subject to the closing of the Business Combination. The actual cash bonuses awarded to the Named Executive Officers in respect of 2025 are set forth in the “All Other Compensation” column of the Summary Compensation Table above.

●	Edmund Nabrotzky (Chief Executive Officer): $320,000

●	Charles Maddox (Chief Financial Officer/Chief Operations Officer): $250,000

●	Vijayan Nambiar (Chief Technology Officer): $200,000

Equity Incentive Awards

SEE ID previously granted stock options to our NEOs, all of which are currently vested and were assumed by us and converted into options to purchase common shares of CID Holdco, Inc. in connection with the Business Combination. We maintain the CID Holdco, Inc. 2024 Equity Incentive Plan (the “Equity Incentive Plan”) to provide long-term incentive awards in order to retain talented members of our team, and to motivate eligible executives to achieve long-term financial and strategic objectives. The Equity Incentive Plan is an omnibus plan that permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The Board of Directors or its Compensation Committee did not grant any awards under the Equity Incentive Plan during 2025. However, pursuant to their respective employment agreements, Mr. Nabrotzky is eligible to receive a stock option award with a grant date value of $550,000, Mr. Maddox is eligible to receive a stock option award with a grant date value of $400,000 and Mr. Nambiar is eligible to receive a stock option award with a grant date value of $330,000. These options will vest in four equal annual installments on the anniversaries of the grant dates, and the number of shares subject to the option will be determined by dividing the dollar amount of the grant by the fair value of a share of our common stock on the date of grant.

Other Compensation

Retirement

We currently do not maintain a 401(k) or any other retirement savings plan for our employees.

Employee Benefits and Perquisites

All of our full-time employees, including the NEOs, are eligible to participate in our health and welfare plans, including medical, dental and vision benefits, flexible spending accounts, long-term disability insurance and life insurance. We do not provide any perquisites to the NEOs.

Employment and Termination Arrangements

Set forth below is a description of the employment agreements with the NEOs during 2025. Each employment agreement does not have a specific term and provides that the applicable named executive officer is an at-will employee.

Edmund Nabrotzky

Agreement between Edmund Nabrotzky and SEE ID

At the time of the Business Combination, Mr. Nabrotzky was employed by SEE ID for the position of Chief Executive Officer (CEO), and his duties were those normally associated with his position and such duties as were assigned to him from time to time, subject to the oversight and direction of the Board of Directors of SEE ID or its designee. Mr. Nabrotzky’s annual base salary at the time of the Business Combination was $230,000 and he was entitled to receive a cash bonus from SEE ID as incentive for key performance milestones, to be paid in amounts and at such times as are reasonably determined by the Board of Directors of SEE ID.

Agreement between Edmund Nabrotzky and SEE ID Holding Corp

SEE ID Holding Corp, a wholly-owned subsidiary of CID Holdco, entered into an employment agreement with Mr. Nabrotzky, dated September 5, 2025, for the position of Chief Executive Officer and President, which superseded the agreement with SEE ID. Pursuant to Mr. Nabrotzky’s employment agreement, he is entitled to a base salary of $350,000 (as may be adjusted by the Company in its sole discretion, provided that any decrease will require Mr. Nabrotzky’s prior written consent), additional cash incentive bonuses of up to $50,000 per calendar year, payable quarterly in $10,000 installments except for the fourth quarter which target amount is $20,000, based on achievement of performance metrics determined by the Board of Directors. The employment agreement provides that Mr. Nabrotzky is eligible to receive a stock option award with a grant date value of $550,000. The stock options will vest as to 25% of the shares on each of the first, second, third and fourth anniversaries of the grant date. If Mr. Nabrotzky’s employment is terminated by the Company without Cause or if Mr. Nabrotzky resigns for Good Reason, as such terms are defined in the employment agreement, and he executes a binding waiver and release of claims, then he is entitled to the following severance benefits: (i) twelve months of continued base salary, (ii) a one-time termination bonus equivalent to 100% of the quarterly bonuses Mr. Nabrotzky may earn during a calendar year ($50,000), (iii) accelerated vesting of any unvested stock options or other equity incentive awards held by Mr. Nabrotzky at the time of termination, and (iv) payment by the Company for COBRA coverage for six months following termination of employment. For purposes of this severance benefit, “Good Reason” generally is defined to include a material reduction in Mr. Nabrotzky’s base salary or target bonus opportunity, a material diminution of Mr. Nabrotzky’s title, role, duties or responsibilities, or the Company’s material breach of his employment agreement. Under the terms of Mr. Nabrotzky’s employment agreement, he is subject to restrictive covenants regarding non-competition and non-solicitation of employees while employed by us and for one year following his termination of employment.

Charles Maddox

Agreement between Charles Maddox and SEE ID

At the time of the Business Combination, Mr. Maddox was employed by SEE ID for the positions of Chief Operating Officer and Chief Financial Officer, and his duties were those normally associated with his position and such duties as are assigned to him from time to time, subject to the oversight and direction of the CEO or his designee. Mr. Maddox’s annual base salary at the time of the Business Combination was $230,000 and he was eligible to receive an annual cash bonus from SEE ID’s net income, to be paid in amounts and at such times as are reasonably determined by the Board of Directors of SEE ID.

Agreement between Charles Maddox and SEE ID Holding Corp

SEE ID Holding Corp, a wholly-owned subsidiary of CID Holdco, entered into an employment agreement with Mr. Maddox, dated September 5, 2025, for the positions of Chief Operating Officer and Chief Financial Officer, which superseded the agreement with SEE ID. Pursuant to Mr. Maddox’s employment agreement, he is entitled to a base salary of $300,000 (as may be adjusted by the Company in its sole discretion, provided that any decrease will require Mr. Maddox’s prior written consent), additional cash incentive bonuses of up to $50,000 per calendar year, payable quarterly in $10,000 installments except for the fourth quarter which target amount is $20,000, based on achievement of performance metrics determined by the Board of Directors. The employment agreement provides that Mr. Maddox is eligible to receive a stock option award with a grant date value of $400,000. The stock options will vest as to 25% of the shares on each of the first, second, third and fourth anniversaries of the grant date. If Mr. Maddox’s employment is terminated by the Company without Cause or if Mr. Maddox resigns for Good Reason, as such terms are defined in the employment agreement, and he executes a binding waiver and release of claims, then he is entitled to the following severance benefits: (i) twelve months of continued base salary, (ii) accelerated vesting of any unvested stock options or other equity incentive awards held by Mr. Maddox at the time of termination, and (iii) payment by the Company for COBRA coverage for six months following termination of employment. For purposes of this severance benefit, “Good Reason” generally is defined to include a material reduction in Mr. Maddox’s base salary or target bonus opportunity, a material diminution of Mr. Maddox’s title, role, duties or responsibilities, or the Company’s material breach of his employment agreement. Under the terms of Mr. Maddox’s employment agreement, he is subject to restrictive covenants regarding non-competition and non-solicitation of employees while employed by us and for one year following his termination of employment.

Vijayan Nambiar

Agreement between Vijayan Nambiar and SEE ID

At the time of the Business Combination, Mr. Nambiar was employed by SEE ID for the position of Chief Technology Officer, and his duties were those normally associated with his position and such duties as are assigned to him from time to time, subject to the oversight and direction of the CEO or his designee. Mr. Nambiar’s annual base salary as of the Business Combination was $230,000.

Agreement between Vijayan Nambiar and SEE ID Holding Corp

SEE ID Holding Corp, a wholly-owned subsidiary of CID Holdco, entered into an employment agreement with Mr. Nambiar, dated September 5, 2025, for the positions of Chief Technology Officer, which superseded the agreement with SEE ID. Pursuant to Mr. Nambiar’s employment agreement, he is entitled to a base salary of $330,000 (as may be adjusted by the Company in its sole discretion, provided that any decrease will require Mr. Nambiar’s prior written consent), additional cash incentive bonuses of up to $50,000 per calendar year, payable quarterly in $10,000 installments except for the fourth quarter which target amount is $20,000, based on achievement of performance metrics determined by the Board of Directors. The employment agreement provides that Mr. Nambiar is eligible to receive a stock option award with a grant date value of $330,000. The stock options will vest as to 25% of the shares on each of the first, second, third and fourth anniversaries of the grant date. If Mr. Nambiar’s employment is terminated by the Company without Cause or if Mr. Nambiar resigns for Good Reason, as such terms are defined in the employment agreement, and he executes a binding waiver and release of claims, then he is entitled to the following severance benefits: (i) twelve months of continued base salary, (ii) accelerated vesting of any unvested stock options or other equity incentive awards held by Mr. Nambiar at the time of termination, and (iii) payment by the Company for COBRA coverage for six months following termination of employment. For purposes of this severance benefit, “Good Reason” generally is defined to include a material reduction in Mr. Nambiar’s base salary or target bonus opportunity, a material diminution of Mr. Nambiar’s title, role, duties or responsibilities, or the Company’s material breach of his employment agreement. Under the terms of Mr. Nambiar’s employment agreement, he is subject to restrictive covenants regarding non-competition and non-solicitation of employees while employed by us and for one year following his termination of employment.

Policies and Practices Related to the Grant of Certain Equity Awards

We grant equity awards to our executives, including stock options, as part of their total compensation. In 2025, we did not grant stock options on any date that, in relation to our disclosure of material nonpublic information, would require us to provide the tabular disclosures of Item 402(x)(2) of Regulation S-K. Accordingly, we have no specific policy or practice on the timing of awards of such options in relation to the disclosure of material nonpublic information by us. In the event that we determine to grant new awards of such options, the Compensation Committee will evaluate the appropriate steps to take in relation to the foregoing. Our insider trading policy also provides guidelines around the repurchases of our securities, which are generally only made pursuant to a Rule 10b5-1 trading plan established when we are not in possession of material nonpublic information.

Clawback Policy

We have adopted a clawback policy intended to comply with Section 10D of the Exchange Act, Rule 10D-1 thereunder and the applicable rules of any national securities exchange on which the Company’s securities are listed. The clawback policy applies to all Affected Officers of the Company. Affected Officers means any current or former “officer” as defined in Exchange Act Rule 16a-1, and any other senior executives as determined by the Compensation Committee. This policy ensures that in the event of an accounting restatement due to material non-compliance with financial reporting requirements, the Company can recover erroneous incentive-based compensation received by an Affected Officers.

Outstanding Equity Awards at December 31, 2025

The following table sets forth information regarding outstanding option awards held by the Company’s named executive officers as of December 31, 2025.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(1)	Option Expiration Date
Edmund Nabrotzky	9/1/2021	136,572	(1)(2)	34,143	$0.1758	9/1/2031
Chales Maddox	9/1/2021	136,572	(1)(2)	34,143	$0.1758	9/1/2031
Vijayan Nambiar	5/7/2022	518,242	(1)	—	$0.0516	5/7/2032
Vijayan Nambiar	5/7/2022	518,242	(1)	—	$0.0516	5/7/2032
Vijayan Nambiar	11/21/2023	359,721	(1)	—	$0.0516	11/21/2033

(1)	The options were originally granted by SEE ID, Inc. pursuant to the SEE ID, Inc. 2021 Equity Incentive Plan. The options were assumed and converted into options to purchase shares of common stock of CID Holdco, with the number of shares subject to the options and exercise price adjusted based on the conversion ratio applicable to the conversion of common stock of SEE ID, Inc. in shares of common stock of CID Holdco in connection with the Business Combination.
(2)	20% of the shares subject to the option vest on each of the five anniversaries of the grant date.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined under the JOBS Act. As an emerging growth company, we are exempt from certain disclosure requirements related to executive compensation, including the requirement to hold advisory votes on the executive pay of our NEOs, as well as the requirement to disclose the ratio of the CEO’s annual total compensation to the median annual total compensation of our employee who is paid at the median of our employee group.

Limitation of Liability and Indemnification

Our Charter and Bylaws, each of which became effective upon the Closing, provide that we will indemnify our directors and officers, and may indemnify our employees and other agents, to the fullest extent permitted by Delaware law. Delaware law prohibits our Charter from limiting the liability of our directors for the following:

●	any breach of the director’s duty of loyalty to us or to our stockholders;

●	acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

●	unlawful payment of dividends or unlawful stock repurchases or redemptions; and

●	any transaction from which the director derived an improper personal benefit.

If Delaware law is amended to authorize corporate action further eliminating or limiting the personal liability of a director, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Delaware law, as so amended. Our Charter does not eliminate a director’s duty of care and, in appropriate circumstances, equitable remedies, such as injunctive or other forms of non-monetary relief, remain available under Delaware law.

This provision also does not affect a director’s responsibilities under any other laws, such as the federal securities laws or other state or federal laws. Under our Bylaws, we are also empowered to purchase insurance on behalf of any person whom we are required or permitted to indemnify.

In addition to the indemnification required in our Charter and Bylaws, we have entered into an indemnification agreement with each member of our board of directors and each of our officers. These agreements provide for the indemnification of our directors and officers for certain expenses and liabilities incurred in connection with any action, suit, proceeding, or alternative dispute resolution mechanism or hearing, inquiry, or investigation that may lead to the foregoing, to which they are a party, or are threatened to be made a party, by reason of the fact that they are or were a director, officer, employee, agent, or fiduciary of our company, or any of our subsidiaries, by reason of any action or inaction by them while serving as an officer, director, agent, or fiduciary, or by reason of the fact that they were serving at our request as a director, officer, employee, agent, or fiduciary of another entity. In the case of an action or proceeding by or in the right of our company or any of our subsidiaries, no indemnification will be provided for any claim where a court determines that the indemnified party is prohibited from receiving indemnification. We believe that these charter and bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our Charter and Bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. Moreover, a stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers, and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of Common Stock following consummation of the Business Combination by:

●	each person known by the Company to be the beneficial owner of more than 5% of the Common Stock of the Company;

●	each of the Company’s executive officers and directors; and

●	all executive officers and directors of the Company as a group

The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after that date through (a) the exercise of any option, warrant or right, (b) the conversion of a security, (c) the power to revoke a trust, discretionary account or similar arrangement, or (d) the automatic termination of a trust, discretionary account or similar arrangement. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or other rights (as set forth above) held by that person that are currently exercisable, or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Each person named in the table has sole voting and investment power with respect to all of the shares shown as beneficially owned by such person, except as otherwise indicated in the table or footnotes below.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of the Company’s Common Stock beneficially owned by them.

The beneficial ownership of Common Stock is based on 29,273,321 shares of our Common Stock issued and outstanding as of January 14, 2026.

Name of Beneficial Owners(1)	Number of Shares	%
Directors and Executive Officers
Edmund Nabrotzky	3,571,614	12.2%
Charles Maddox	2,052,788	7.0%
Vijayan Nambiar	—	—
Sheldon Paul(2)	713,667	2.4%
Janice Bryant Howroyd(3)	32,983	*
Walter Skowronski	—	—
David Carlson	—	—
Jeff Saling	—	—
Phyllis Newhouse(4)	2,574,494	8.8%
All directors and executive officers as a group	8,945,546	30.4%
Five Percent Holders
William Tremaine Reny	2,470,060	8.4%
Jeffery Andersen	1,524,924	5.5%
ShoulderUp 2021 Trust(5)	1,551,180	5.3%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of those listed in the table above is 5661 S Cameron St, Suite 100, Las Vegas, NV 89118.
(2)	Represents (i) 112,842 shares directly held by SSP Technology Holdings, LLC; (ii) 481,258 shares directly held by The Paul Family Trust; and (iii) 119,567 shares directly held The Sheldon Paul IT. Mr. Paul is the managing member of SSP Technology Holdings, LLC and the sole trustee of The Paul Family Trust and The Sheldon Paul IT and may be deemed to share voting and investment power over the shares by the foregoing entities.
(3)	Represents shares directly held by ASK, LLC. Janice Howroyd is the sole member of ASK, LLC and has voting and investment control of the shares held by ASK, LLC.
(4)	Represents (i) 1,023,314 shares directly held by Phyllis Newhouse; and (ii) 1,551,180 shares directly held by ShoulderUp 2021 Trust. Ms. Newhouse is the trustee of ShoulderUp 2021 Trust and may be deemed to share voting and investment power over the shares held by ShoulderUp 2021 Trust.
(5)	Represents shares directly held by ShoulderUp 2021 Trust. The address of the principal business office of ShoulderUp 2021 Trust is 2291 Loring Oak PL NW Marietta, GA 30064.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Warrant Assumption Agreement

At Closing, Continental Stock Transfer & Trust Company (the “Transfer Agent”), SUAC and the Company entered into the Warrant Assumption and Assignment Agreement (the “Warrant Assumption Agreement”), pursuant to which, among other things, SUAC assigned to the Company all of SUAC’s right, title and interest in and to, and the Company assumed all of SUAC’s liabilities and obligations under the certain Warrant Agreement, dated as of November 16, 2021, between SUAC and Continental Stock Transfer & Trust Company (the “Existing Warrant Agreement”). As a result, each Warrant automatically ceased to represent a right to acquire SUAC Class A Common Stock and instead represents a right to acquire shares of the Company’s Common Stock pursuant to the terms and conditions of the Existing Warrant Agreement (as amended by the Warrant Assumption Agreement).

Related Party Policy

The Audit Committee of our Board has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the Company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the Company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the Audit Committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the Audit Committee believes the relationship underlying the transaction to be in the best interests of the Company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the Board and on his or her eligibility to serve on the Board’s committees. Management will present to the Audit Committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our Audit Committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Related Party Transactions

The Company had entered into SAFE agreements with Charles Maddox, the Chief Financial Officer and a stockholder, for proceeds totaling $28,833. On June 18, 2025, in connection with the Business Combination, these SAFE agreements converted into 2,156 Common Stock of the Company.

In August 2024, the Company entered into a $1,500,000 purchase order with Pope Technologies LLC for certain products, hardware, installation, programming, subscription, and training services. As of December 31, 2024, $750,000 had been received and recorded as deferred revenue in the accompanying consolidated balance sheets. During the year ended December 31, 2025 the Company delivered the products and recognized $750,000 revenue from the deferred revenue balance. Pope Technologies LLC is owned by a director of the Company.

Effective January 1, 2022, the Company entered into a customer agreement with PRB Transportation, LLC, a related party owned in part by Charles Maddox, the Company’s Chief Financial Officer and a stockholder, and Jeff Andersen, a stockholder. Revenues recognized from this agreement totaled $26,302 and $15,457 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, amounts outstanding under this agreement were $2,928 and $1,164 respectively, and are included in “Accounts receivable” on the accompanying consolidated balance sheets.

Beginning on March 1, 2024, the Company began subleasing an office space in Campo Alegre Manati, Puerto Rico from Enzymatic Holdings Corp. The term of this sublease was for one year and the rent was $1,167 per month, plus a one-third share of the cost of utilities. Enzymatic Holdings Corp., LLC is owned, in part, by certain stockholders of the Company. This lease terminated on February 28, 2025, and was not renewed. The rent expense was $2,334 for the years ended December 31, 2025.

Beginning on August 1, 2024, the Company began subleasing an office/warehouse space in Las Vegas, Nevada from Pope Technologies LLC. The term of this sublease is for one year and the rent is $1,280 per month. Pope Technologies LLC is owned by a director of the Company. The rent expense was $23,850 and $6,400 for the years ended December 31, 2025 and 2024, respectively. In September 2025, the Company paid a one-time fee of $13,610 to terminate the lease. The lease was terminated as of September 30, 2025. Beginning October 1, 2025, the Company entered into a month-to-month lease for the same location at a monthly rent of $5,813.

Item 14. Principal Accounting Fees and Services

During 2025 and 2024, fees for services provided by Carr, Riggs & Ingram, L.L.C (“CRI”), Berkowitz Pollack Brant Advisors (“BPB”) and Wolf & Company, P.C. (“Wolf”) were as follows. Wolf served as the Company’s independent registered public accounting firm from January 2024 through June 30, 2024. BPB served as the Company’s independent registered public accounting firm from July 1, 2024 through December 31, 2025. CRI serves as the Company’s independent registered public accounting firm beginning January 1, 2026.

	For the Years Ended December 31,
	2025			2024
Audit Firms	CRI	BPB	Wolf	BPB	Wolf
Audit Fees	$215,000	$222,390	$307,621	$394,105	$115,000
Audit-related Fees		42,750	-	13,250	-
Tax Fees	-	-	-	-	-
All Other Fees	-	-	-	-	-
Total	$215,000	$265,140	$307,621	$407,355	$115,000

Audit Fees consist of professional services rendered in connection with the audit of our financial statements, review of our interim financial statements, consents, and review of documents such as registration statements filed with the SEC.

Audit-Related Fees include fees related to assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including attestation services that are not required by statute or regulation.

Tax Fees. include fees billed for tax compliance, tax advice and tax planning services.

There were no other fees billed by Wolf & Company, P.C. and Berkowitz Pollack Brant Advisors for services rendered to us, other than the services described above, in 2025 and 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1) Financial Statements

(2) Financial Statement Schedules - All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3) Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at www.sec.gov.

Exhibit No.	Description
2.1+	Business Combination Agreement by and among ShoulderUp Technology Acquisition Corp., CID Holdco, Inc., ShoulderUp Merger Sub, Inc., SEI Merger Sub, Inc., and SEE ID, Inc., dated as of March 18, 2024 (incorporated by reference to Exhibit 2.1 of the CID Holdco, Inc.’s Registration Statement on Form S-4, filed with the SEC on January 15, 2025).
3.1	Amended and Restated Certificate of Incorporation of CID Holdco, Inc. (incorporated by reference to Exhibit 3.1 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on June 26, 2025.)
3.2	Bylaws of CID Holdco, Inc. (incorporated by reference to Exhibit 3.2 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on June 26, 2025.)
4.1*	Description of Securities.
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.5 of CID Holdco, Inc.’s Registration Statement on Form S-4, filed with the SEC on January 15, 2025).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.6 of CID Holdco, Inc.’s Registration Statement on Form S-4, filed with the SEC on January 15, 2025).
4.4	Existing Warrant Agreement, dated November 16, 2021, by and between ShoulderUp Technology Acquisition Corp and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 of CID Holdco, Inc.’s Registration Statement on Form S-4, filed with the SEC on January 15, 2025).
4.5	Warrant Assumption and Assignment Agreement, dated as of June 18, 2025. (incorporated by reference to Exhibit 4.4 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on June 26, 2025).
4.6	Common Stock Purchase Warrant, dated December 4, 2025, issued in connection with the senior secured financing (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K/A filed March 6, 2026.
10.1	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.8 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on June 26, 2025).
10.2	Registration Rights and Lock-up Agreement by and among CID Holdco, Inc., and certain parties listed therein, dated as of June 18, 2025 (incorporated by reference to Exhibit 10.10 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on June 26, 2025).
10.3	Share Purchase Agreement, dated June 18, 2025 by and among New Circle Principal Investments LLC, a Delaware limited liability company, and CID Holdco, Inc. (incorporated by reference to Exhibit 10.11 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on June 26, 2025).
10.4	Registration Rights Agreement, dated June 18, 2025 by and among New Circle Principal Investments LLC, a Delaware limited liability company, and CID Holdco, Inc. (incorporated by reference to Exhibit 10.12 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on June 26, 2025).

10.5	Loan Agreement between J.J. Astor & Co. and CID Holdco, Inc., dated as of December 4, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed March 6, 2026.)
10.6	Senior Secured Convertible Promissory Note (Original Issue Date: December 4, 2025) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed March 6, 2026.)
10.7	Amended and Restated Registration Rights Agreement between CID Holdco, Inc. and J.J. Astor & Co., dated as of December 4, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K/Form 8-K filed December 11, 2025).
10.8	CID Holdco, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of CID Holdco, Inc.’s Form S-8 filed September 4, 2025).
10.9	SEE ID, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the CID Holdco, Inc.’s Registration Statement on Form S-8, filed with the SEC on December 2, 2025).
14.1*	Code of Ethics and Business Conduct.
16.1*	Letter from Berkowitz Pollack Brant Advisors + CPAs, LLP, dated as of January 20, 2026, addressed to the Securities and Exchange Commission.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Berkowitz Pollack Brant Advisors + CPAs
23.2*	Consent of Carr, Riggs & Ingram, LLC
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
+	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K.

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2026.

CID HOLDCO, INC..

By:	/s/ Edmund Nabrotzky
Name:	Edmund Nabrotzky
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Edmund Nabrotzky	Chief Executive Officer	March 11, 2026
Edmund Nabrotzky	(Principal Executive Officer) and Director

/s/ Charles Maddox	Chief Financial Officer	March 11, 2026
Charles Maddox	(Principal Financial and Accounting Officer)

/s/ Jeff Saling	Chairman	March 11, 2026
Jeff Saling

/s/ Dr. Sheldon Paul	Independent Director	March 11, 2026
Dr. Sheldon Paul

/s/ Phyllis Newhouse	Independent Director	March 11, 2026
Phyllis Newhouse

/s/ Janice Bryant Howroyd	Independent Director	March 11, 2026
Janice Bryant Howroyd

/s/ Walter Skowronski	Independent Director	March 11, 2026
Walter Skowronski

/s/ Dr. David Carlson	Independent Director	March 11, 2026
Dr. David Carlson