Form 10-Q
period 2026-03-31
CID Holdco, Inc.
filed 2026-05-12
CIK 2033770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _______

Commission file number: 001-42711

CID HOLDCO, INC.

(Exact name of registrant as specified in its charter)

Delaware	99-2578850
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5661 S Cameron St, Suite 100, Las Vegas, Nevada	89118
(Address of principal executive offices)	(Zip Code)

+1 (303) 332 4122

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value of $0.0001 per share	DAIC	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock at an exercise price of $11.50 per share	DAICW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐

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

The number of shares of the common stock of the registrant issued and outstanding as of May 11, 2026 was 30,259,579 shares of common stock.

CID HOLDCO, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements (unaudited)

CID HOLDCO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$853,728	$865,624
Accounts receivable	101,969	3,624,547
Inventory	2,323,347	1,430,881
Prepaid expenses and other current assets	403,381	480,903
Total current assets	3,682,425	6,401,955
Noncurrent assets:
Property and equipment, net	624,231	645,240
Operating lease right-of-use assets (ROU)	666,733	701,878
Capitalized software development costs, net	2,774,682	2,920,718
Other long-term assets	26,840	27,893
Total long-term assets	4,092,486	4,295,729
Total assets	$7,774,911	$10,697,684
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,550,995	$4,124,924
Accrued expenses	2,028,606	1,826,189
Accrued compensation	55,138	177,222
Accrued franchise taxes	8,428	8,428
Derivative liabilities	78,635	78,635
Short-term debt, net	1,127,289	1,540,651
Short-term debt from related parties	349,996	-
Deferred revenue, current portion	168,303	236,038
Operating lease liabilities, current portion	143,979	139,963
Total current liabilities	9,511,369	8,132,050
Long-term liabilities:
Deferred revenue, net of current portion	1,816,067	1,748,512
Operating lease liabilities, net of current portion	540,004	577,656
Total long-term liabilities	2,356,071	2,326,168
Total liabilities	11,867,440	10,458,218
Commitments and contingencies (Note 17)
Shareholders’ equity (deficit)
Common stock, $0.0001 par value; 300,000,000 shares authorized; 29,633,274 and 29,273,321 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2,963	2,927
Additional paid-in capital	61,821,010	61,687,873
Accumulated deficit	(65,916,502)	(61,451,334)
Total shareholders’ equity (deficit)	(4,092,529)	239,466
Total liabilities and shareholders’ equity (deficit)	$7,774,911	$10,697,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

CID HOLDCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025 (As Revised)
Revenue	$12,214	$352,498
Cost of goods sold	2,666	17,078
Gross profit	9,548	335,420
Operating expenses:
General and administrative	2,416,712	617,731
Research and development	611,305	393,864
Sales and marketing	913,145	682,749
Acquisition and integration	-	377,337
Depreciation and amortization	167,045	-
Total operating expenses	4,108,207	2,071,681
Loss from operations	(4,098,659)	(1,736,261)
Other expenses:
Interest expense	(365,253)	(160,000)
Change in fair value of SAFE notes	-	611,703
Loss on issuance of shares	(1,256)	-
Total other expenses	(366,509)	451,703
Loss before income taxes	(4,465,168)	(1,284,558)
Provision for income taxes	-	-
Net loss	$(4,465,168)	$(1,284,558)

Net loss per share
Basic and diluted	$(0.15)	$(0.11)
Weighted average number of shares
Basic and diluted	29,443,077	12,210,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

CID HOLDCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
Three Months Ended March 31, 2026	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances as of December 31, 2025	29,273,321	$2,927	$61,687,873	$(61,451,334)	$239,466
Stock-based compensation	-	-	1,753	-	1,753
Share issuance for services	339,953	34	124,966	-	125,000
Share issuance for cash	20,000	2	6,418	-	6,420
Net loss	-	-	-	(4,465,168)	(4,465,168)
Balances as of March 31, 2026	29,633,274	$2,963	$61,821,010	$(65,916,502)	$(4,092,529)

Three Months Ended	Legacy Common Stock		Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
March 31, 2025	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2024	108,975,000	$108,975	-	$-	$330,366	$(24,733,263)	$(24,293,922)
Retroactive application of recapitalization	(108,975,000)	(108,975)	12,210,718	1,221	107,754	-	-
Balances as of December 31, 2024, adjusted	-	-	12,210,718	1,221	438,120	(24,733,263)	(24,293,922)
Stock-based compensation	-	-	-	-	10,005	-	10,005
Net loss	-	-	-	-	-	(1,284,558)	(1,284,558)
Balances as of March 31, 2025	-	$-	12,210,718	$1,221	$448,125	$(26,017,821)	$(25,568,475)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CID HOLDCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(4,465,168)	$(1,284,558)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	167,045	—
Amortization of debt origination fees	47,500	—
Change in fair value of SAFE notes	—	(611,703)
Share-based compensation expense	1,753	10,005
Noncash operating lease expense	35,145	12,242
Loss on issuance of shares	1,256	—
Shares issued for services	125,000	—
Change in operating assets and liabilities:
Accounts receivable	3,522,578	44,959
Prepaid expenses and other assets	78,575	49,255
Inventory	(892,466)	(4,628)
Accounts payable	1,426,071	62,603
Accrued expense	202,417	(12,273)
Accrued compensation	(122,084)	(67,704)
Interest payable	—	160,000
Operating lease liabilities	(33,636)	16,363
Deferred revenue	(180)	(96,030)
Net cash provided by (used in) operating activities	93,806	(1,721,469)
INVESTING ACTIVITIES
Capitalized software development costs	—	(278,413)
Net cash used in investing activities	—	(278,413)
FINANCING ACTIVITIES
Proceeds from issuance of bridge loans	—	1,600,000
Proceeds from issuance of SAFE notes	—	23,752
Proceeds from issuance of short-term loan to related parties	349,996	—
Proceeds from issuance of new shares	5,164	—
Repayment of short-term loan	(460,862)	—
Net cash (used in) provided by financing activities	(105,702)	1,623,752
Net decrease in cash during the period	(11,896)	(376,130)
Cash, beginning of year	865,624	721,032
Cash, end of period	$853,728	$344,902
SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITIES
Cash paid for interest	$313,953	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CID HOLDCO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Company Information

Organization and Nature of Operations

CID Holdco, Inc. (the “Company”, or “CID Holdco”, or “CID”), formerly known as SEE ID Inc., dba Dot AI (the “Legacy Company” or “SEE ID”), was incorporated in Delaware with its headquarters in Las Vegas, Nevada. The Company helps businesses transform their operations by optimizing safety, security, and efficiency of operations through in-process tracking of resources. Through the Company’s extensive research and development initiatives, the Company’s main focus includes areas such as Industrial IoT, Indoor & Outdoor tracking with seamless transitions, Passive RFID (including Bluetooth and 5G), Collision Avoidance, real- time locating system, Dolly Management, and related supported software applications.

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

On March 18, 2024, ShoulderUp Technology Acquisition Corp., a Delaware corporation (“ShoulderUp”), entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among CID Holdco, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of ShoulderUp (“Holdings”), ShoulderUp Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Holdings (“ShoulderUp Merger Sub”), SEI Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Holdings (“SEI Merger Sub” and together with ShoulderUp Merger Sub, the “Merger Subs”), and SEE ID, Inc., a Nevada corporation (collectively with any predecessor entities, the “Company”).

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

Pursuant to the Business Combination Agreement, on June 18, 2025, each of the following transactions occurred in the following order: (a) ShoulderUp Merger Sub merged with and into SUAC, with SUAC continuing as the surviving entity, and, in connection therewith, each ordinary share of SUAC issued and outstanding immediately prior to the Closing Date were cancelled in exchange for the right of the holder thereof to receive, with respect to each ordinary share that is not redeemed or converted at Closing, one share of common stock of the Company (“Common Stock”); (b) SEI Merger Sub merged with and into SEE ID, with SEE ID continuing as the surviving entity, and, in connection therewith, (i) SEE ID Common Stock issued and outstanding immediately prior to the Closing Date were cancelled in exchange for the right of the holders thereof to receive shares of Common Stock as set forth in the Business Combination Agreement and (ii) any convertible securities of SEE ID were converted; and (c) as a result of the Mergers, SUAC and SEE ID each became wholly owned subsidiaries of the Company, and the Company became a publicly-traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the provisions of applicable law.

At Closing, Continental Stock Transfer & Trust Company (the “Transfer Agent”), SUAC and the Company entered into the Warrant Assumption and Assignment Agreement (the “Warrant Assumption Agreement”), pursuant to which, among other things, SUAC assigned to the Company all of SUAC’s right, title and interests, and the Company assumed all of SUAC’s liabilities and obligations under the certain Warrant Agreement, dated as of November 16, 2021, between SUAC and Continental Stock Transfer & Trust Company (the “Existing Warrant Agreement”). As a result, each Warrant automatically ceased to represent a right to acquire SUAC Class A Common Stock and instead represents a right to acquire shares of the Company’s Common Stock pursuant to the terms and conditions of the Existing Warrant Agreement (as amended by the Warrant Assumption Agreement). As such, the holders of each whole warrant to purchase SUAC Class A Common Stock received one warrant to purchase the Company’s Common Stock at an exercise price of $11.50 per share.

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

The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. The preparation of these condensed consolidated financial statements does not include any adjustments that may result from the outcome of this uncertainty. The Company’s condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2026, the Company had $853,728 in cash, a working capital deficit of $5,828,944 and accumulated deficit of $65,916,502. To date, the Company has funded its operations primarily with the net proceeds from the issuance of convertible promissory notes and the issuance and sale of equity securities. Following June 18, 2025, the Company has also funded its operations with proceeds from the Business Combination, short-term borrowings, and proceeds from the issuance of shares under its share subscription line of credit. The Company expects to incur substantial operating losses for the next several years and has obtained additional near-term financing to continue its research and development activities.

On June 18, 2025, the Company entered into a share subscription line of credit agreement under which the Company can access up to $50,000,000 in aggregate proceeds (see Note 9) to fund its R&D activities and its operations.

On December 5, 2025, the Company entered into a loan agreement with J.J. Astor & Co. for up to $5,000,000 in senior secured convertible loans, consisting of an initial $2,000,000 tranche and up to three additional $1,000,000 tranches. The initial tranche was issued as a $2,000,000 convertible note, of which $1,810,000 was funded, net of fees. The note matures on November 30, 2026 and is repayable in twelve monthly installments, consisting of an initial payment of $108,334 followed by eleven monthly payments of approximately $226,515, totaling $2,600,000. Each additional tranche, if funded at the lender’s discretion and subject to specified conditions (including equity line of credit (“ELOC”) availability, Nasdaq listing, minimum stock price, and trading volume requirements), will be issued as a $1,000,000 convertible note with $960,000 funded net of fees and accompanied by a warrant. The Company is required to use proceeds from its ELOC to make monthly payments, with 80% of ELOC proceeds remitted directly to the lender. Certain extraordinary receipts must also be applied toward repayment. In connection with the initial funding, the Company issued a warrant to purchase 230,770 shares at an exercise price of $1.69 per share, subject to customary adjustments and a 4.99% beneficial ownership limitation (which may be increased to 9.99% upon agreement). Conversions and warrant exercises are subject to Nasdaq rules.

As of March 31, 2026, Edmund Nabrotzky, Chief Executive Officer of the Company, Charles Maddox, Chief Financial Officer and Chief Operating Officer of the Company, and Vijayan Nambiar, Chief Technology Officer of the Company, loaned the Company an aggregate of $349,996 and may make additional loans to the Company up to an aggregate amount of $600,000 (collectively, the “Executive Loans”).

On April 17, 2026, the Company entered into a financing arrangement with an investor consisting of an equity purchase facility and senior secured convertible promissory notes. Under the equity purchase facility, the Company may sell up to $10,000,000 of its common stock over time through purchase notices, subject to specified pricing terms and ownership limitations. In addition, the Company entered into a note purchase agreement with the investor pursuant to which the investor agreed to purchase senior secured convertible promissory notes in an aggregate principal amount of up to $2,875,000, reflecting a 20% original issue discount applied to aggregate loan proceeds of up to $2,300,000. The notes bear interest at 8% per annum and are issued at a discount. The convertible notes are secured by substantially all of the Company’s assets and are convertible into common stock at a discount to market price, with provisions for a reduced conversion price upon certain events of default. In connection with the financing, the investor will receive commitment shares valued at $120,000 and warrants to purchase up to $2,000,000 of common stock at an exercise price equal to 99% of the closing market price on the trading day prior to exercise. Total share issuances under the agreements are subject to a 19.99% cap of the Company’s outstanding shares unless stockholder approval is obtained. The Company expects to use the proceeds primarily for general corporate purposes, including supporting liquidity and servicing existing debt obligations. The note is currently structured as a second priority lien, subordinated to the Company’s obligations to J.J. Astor & Co. pursuant to a loan agreement dated December 5, 2025, until those obligations are discharged in full.

If the Company is unable to obtain necessary funds through its business operations and the proceeds realized through the Business Combination, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on the Company’s business, results of operations, and prospects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these condensed consolidated financial statements are issued. The accompanying quarterly condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of CID Holdco, and its wholly-owned subsidiaries, Dot Ai and Dot Works, which are collectively referred to as the “Company” in these condensed consolidated financial statements. All intercompany balances and transactions have been eliminated upon consolidation.

Basis of Presentation

The condensed consolidated financial statements include the accounts of CID Holdco, Inc. and its subsidiaries, with all intercompany transactions and balances eliminated in consolidation. The Company has prepared the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in conformity with the rules and regulations of the SEC. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 11, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). The amendments clarify and reorganize existing interim reporting guidance, including the scope of Topic 270 and interim disclosure requirements, and introduce a disclosure principle requiring entities to disclose material events or changes occurring since the most recent annual reporting period. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its unaudited condensed consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which prescribes standardized categories and enhanced disaggregation of information in the rate reconciliation, requires disclosure of disaggregated income taxes paid, and modifies certain other income tax-related disclosure requirements. The standard is effective for fiscal years beginning after December 15, 2024, and was adopted by the Company in its fiscal year 2025 annual reporting period. The Company evaluated the impact of adopting this guidance and because it continues to operate in a loss position and does not pay income taxes, the adoption did not have a material impact on its condensed consolidated financial statements or related disclosures.

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Clarifications to Accounting for Certain Convertible Debt Instruments, which amends ASC 470-202 to clarify the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The ASU is intended to improve the relevance and consistency in application of the induced conversion guidance in ASC 470-20 for (a) convertible debt instruments with cash conversion features and (b) debt instruments that are not currently convertible. The ASU removes references limiting induced conversion guidance to settlements in equity, thereby clarifying that the guidance may apply to conversions settled in equity, cash (or other assets), or a combination thereof. It also clarifies that, to qualify for induced conversion accounting, (i) the inducement offer must preserve the form and amount of consideration issuable under the original conversion privileges, (ii) the instrument must contain a substantive conversion feature at issuance and on the date the inducement offer is accepted, and (iii) the conversion must result from changed conversion privileges exercisable only for a limited period. The ASU further provides implementation guidance and examples, and clarifies that inducement expense is measured as the excess of the fair value of the consideration transferred over the fair value of the consideration issuable under the original conversion terms. The amendments in ASU No. 2024-04 are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. As of March 31, 2026, the guidance does not have an impact on the Company, as there have been no modifications to the original conversion terms of its convertible debt instruments to induce holders to convert their holdings into equity shares.

Other than the accounting standards described above, the Company did not adopt any new accounting standards during the three months ended March 31, 2026 that had a material impact on its condensed consolidated financial statements. The Company has reviewed all recently issued accounting pronouncements and determined that no other standards adopted during the period materially affected its condensed consolidated financial position, results of operations, cash flows, or related disclosures.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to their fair value, which is normally determined through analysis of the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. As of March 31, 2026 and December 31, 2025, no such indicators of impairment were identified, and accordingly, no impairment losses were recognized.

Revisions and Reclassifications

Certain revisions and reclassifications have been made to amounts in prior years’ financial statements and notes to the financial statements to conform to current year presentation. These revisions and reclassifications had no impact on total loss from operations, net loss, or shareholders’ equity (deficit) for any period presented (See Note 4).

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

Bridge Loan Agreements

In the first two quarters of 2025, the Legacy Company entered into unsecured bridge loan agreements with two major lenders, totaling $2,850,000 in principal. These loans bear interest at an annual rate of 20%, calculated on a 365-day basis, and include a minimum interest provision requiring payment of at least 8% or 10% of the principal amount if repaid prior to their six-month maturity dates. As of the date of Closing, the Company recorded an accrued interest liability of $280,000, which was settled at Closing.

Prior to the Closing of the Business Combination, one of the lenders elected to convert a portion of its outstanding principal and accrued interest into 614,125 shares of Common Stock, based on a conversion price of $4.00 per share. The other lender opted to receive full repayment in cash.

The table below summarizes the transaction:

Bridge Loans	Effective Date	Amount	Interest at closing	Payback in Cash	Payback in shares at $4/share	Shares
Bridge loan 1*	1/29/2025	$1,500,000	$150,000	$(193,500)	$1,456,500	$364,125
Bridge loan 2*	4/9/2025	500,000	50,000	(50,000)	500,000	125,000
Bridge loan 3*	5/7/2025	500,000	50,000	(50,000)	500,000	125,000
Bridge loan 4	3/29/2025	100,000	10,000	(110,000)	-	-
Bridge loan 5	6/5/2025	250,000	20,000	(270,000)	-	-
Total		$2,850,000	$280,000	$(673,500)	$2,456,500	$614,125

*	Bridge loans from this investor had an aggregate principal amount of $2,500,000. At the Closing of the Business Combination, the investor received a cash payment of $293,500, consisting of $250,000 in minimum 10% interest and $43,500 in principal repayment. In addition, the investor received 614,125 shares of Common Stock in exchange for $2,456,500 of combined principal and accrued interest, based on a per share price of $4.00.

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

The U.S. Treasury issued final regulations under Section 58.4501-2(e) clarifying the application of the 1% stock repurchase excise tax imposed by the Inflation Reduction Act. The regulations provide that redemptions of stock issued prior to August 16, 2022 are exempt from the excise tax if the shares were subject to mandatory redemption or stockholder put rights from issuance through redemption. The Company’s SPAC redemptions qualified for this exemption because the shares were issued before August 16, 2022 and were continuously subject to contractual redemption rights, including mandatory redemption and stockholder put options, which were redeemed in connection with extension votes. As a result, the previously recorded excise tax liability of $3,905,240 was reversed as of December 31, 2025, with a corresponding adjustment to additional paid-in capital.

Note 4 - Reclassifications and Revisions of Prior Period Financial Statements

Based on an analysis of FASB ASC, ASC 250-Accounting Changes and Error Corrections, Staff Accounting Bulletin 99, Materiality, and Staff Accounting Bulletin108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company concluded that the identified revisions were not material to its previously issued financial statements. Accordingly, the prior period financial statements have been revised to reflect these reclassifications and corrections.

For the three months ended March 31, 2025, the Company revised its expense presentation by reallocating certain amounts previously reported under cost of goods sold to general and administrative, research and development, and sales and marketing expenses to better reflect the nature of the underlying costs. In addition, certain expenses were reclassified among these operating expense categories. These reclassifications had no effect on total revenue, loss from operations, net loss, or shareholders’ equity (deficit) for any period presented. The impact of these reclassifications was previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed with the SEC on August 20, 2025. See such filing for additional details.

Note 5 - Concentrations

Concentration of Credit Risk Arising From Cash Deposits in Excess of Insured Limits

The Company maintains a cash balance with a U.S. financial institution, in which the balance exceeds the FDIC insured limit of $250,000. As of March 31, 2026 and December 31, 2025, the Company’s cash balance held at the financial institution exceeded the FDIC limit. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Significant Customers

For the three months ended March 31, 2026, the Company generated 100% of its total revenue from two customers, with one customer accounting for approximately 62% of total revenue and the other customer accounting for approximately 38%. For the three months ended March 31, 2025, the Company also generated 100% of its total revenue from two customers, with one customer accounting for approximately 99% and the other customer accounting for approximately 1%.

As of March 31, 2026, the Company’s accounts receivable balance consisted of two customers. One customer accounted for approximately 77% of total accounts receivable and the other customer accounted for approximately 23%. As of December 31, 2025, the Company’s accounts receivable balance was concentrated among three customers. One customer accounted for approximately 97% of total accounts receivable. The Company monitors the creditworthiness of its customers on an ongoing basis and believes that its credit risk is limited due to the financial strength and payment history of these customers. Management does not expect any material losses from these receivable concentrations and has not recorded an allowance for credit losses, as all receivables are considered highly collectible.

As of March 31, 2026 and December 31, 2025, there was no accounts receivable allowance for credit losses. There were no credit losses for the three months ended March 31, 2026 and 2025.

Note 6 – Property and Equipment

Property and equipment, net, as of March 31, 2026 and December 31, 2025, consisted of the following:

	Estimated useful life	March 31, 2026	December 31, 2025
Equipment	3 to 10 years	$665,303	$665,303
Leasehold improvements	Lesser of lease term or estimated useful life	16,400	16,400
Less: Accumulated depreciation and amortization		(57,472)	(36,463)
Property and equipment, net		$624,231	$645,240

	For the Three Months Ended March 31,
	2026	2025
Depreciation expense	$21,009	$-

Note 7 - Capitalized Software Development Costs

The Company capitalizes eligible costs incurred in the development of internal-use software during the application development stage, in accordance with ASC 350-40, Internal-Use Software. Capitalized software development costs include direct labor, third-party services, and other direct costs associated with the development of new software or significant upgrades and enhancements to existing software. Costs incurred during the preliminary project stage and post-implementation/operational stage are expensed as incurred. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life of the software, which management has determined to be five years. The Company evaluates capitalized software development costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Company has capitalized software development costs, net, of $2,774,682 and $2,920,718 as of March 31, 2026 and December 31, 2025, respectively.

The software was ready for its intended use as of January 1, 2026, and amortization commenced on that date. For the three months ended March 31, 2026 and 2025, the Company recorded amortization expense of $146,036 and $0, respectively.

Note 8 - Loans and Fair Value Measurements

SAFE notes

Prior to the June 18, 2025 Business Combination, SEE ID had issued SAFE agreements totaling $8.5 million in proceeds. The SAFE agreements provided for conversion or settlement upon specified triggering events, including equity financings, liquidity events, or dissolution events. The Company classified the SAFE agreements as derivative liabilities and measured them at fair value using a probability-weighted expected return method.

Upon closing of the Business Combination, which qualified as an equity financing under the SAFE agreements, all outstanding SAFE notes automatically converted into 2,909,057 shares of Common Stock. As a result, the Company recognized a $17.4 million fair value adjustment based on the $14.00 per share closing price.

Short-term loans

On December 5, 2025, the Company entered into a loan agreement with J.J. Astor & Co. for up to $5,000,000 of senior secured convertible loans, consisting of an initial $2,000,000 tranche and up to three additional $1,000,000 tranches subject to certain conditions, including ELOC availability, Nasdaq listing status, and trading requirements. The initial tranche was issued as a $2,000,000 convertible note, of which $1,810,000 was funded, net of fees, and matures on November 30, 2026. The note is repayable in monthly installments totaling $2,600,000, with repayment partially funded through proceeds from the Company’s equity line of credit (“ELOC”).

In connection with the initial funding, the Company issued a warrant to purchase 230,770 shares at $1.69 per share. Additional tranches, if funded, would include similar convertible notes and warrants. The agreement also requires the use of ELOC proceeds for repayment, with 80% of such proceeds remitted directly to the lender, and certain extraordinary receipts applied to outstanding balances. See “Derivative Liabilities” below for further discussion of the accounting for the warrant and embedded features.

For the three months ended March 31, 2026, the Company paid $774,815 to J.J. Astor, of which $460,862 was applied to principal. The Company also capitalized $190,000 of loan origination fees, which are being amortized over a 12-month term. Monthly amortization of $15,833 is recorded as a reduction of the deferred financing costs. As a result, the outstanding debt principal balance was $1,127,289 as of March 31, 2026, compared to $1,540,651 as of December 31, 2025.

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

Upon completion of the Business Combination, all outstanding SAFE notes were converted into shares of the Company’s Common Stock, resulting in a significant reduction of the related derivative liabilities for the six months ended June 30, 2025. In addition, during 2025, the Company entered into a loan agreement with J.J. Astor that includes detachable warrants and embedded derivative features, including a conversion feature and call option. These features do not qualify for equity classification under ASC 815 and are therefore bifurcated and accounted for as derivative liabilities at fair value, with changes in fair value recognized in the condensed consolidated statement of operations.

As of issuance, the fair value of the warrant liability was $210,776 and the fair value of the combined embedded conversion and call option derivative liability was $26,100. These amounts were bifurcated from the loan proceeds. The derivative liabilities are remeasured at each reporting date. As of March 31, 2026 and December 31, 2025, the Company’s derivative liabilities consisted of (i) a warrant liability of $52,535 and (ii) an embedded conversion and call option derivative liability of $26,100.

As reflected in the table below, derivative liabilities are presented at fair value at the beginning and end of each reporting period. As of March 31, 2026, the Company’s derivative liabilities consist of (i) a warrant liability of $52,535 and (ii) an embedded conversion and call option derivative liability of $26,100. The fair value of the embedded conversion and call option derivative liability is estimated using the Probability-Weighted Expected Return Method (“PWERM”) model, which incorporates significant unobservable inputs, including expected monthly installment payments, the repayment percentage, the applicable discount factor, and scenario probability assumptions. The warrant liability is measured using the Black-Scholes option pricing model, with key inputs including Company asset volatility, Company equity volatility, Company size-adjusted asset volatility, Company size-adjusted equity volatility, the risk-free interest rate, and the liquidity horizon. Changes in the fair value of these derivative instruments during the period are recognized in the condensed consolidated statement of operations in the period in which they occur. The change in the fair value of both the warrant liability and the embedded conversion and call option derivative liability from December 31, 2025 to March 31, 2026 was de minimis; accordingly, no gain or loss was recorded during the three months ended March 31, 2026.

	For the Three Months Ended March 31,
	2026	2025
Fair Value - beginning of period	$78,635	$23,334,626
Addition	-	23,752
Change in fair value of SAFE notes	-	(611,703)
Fair Value - end of period	$78,635	$22,746,675

Note 9 - Equity Line of Credit (“ELOC”)

As part of its funding efforts, on June 18, 2025, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with New Circle Principal Investment LLC (“New Circle”), pursuant to which the Company has the right, but not the obligation, to sell up to $50 million of its Common Shares through June 18, 2028, at a price based on a discounted VWAP formula. Under the SEPA, the Company may sell shares at pricing based on either (i) 97% of the lowest daily VWAP over the three trading days following a purchase notice or (ii) the greater of 85% of VWAP or the lowest sale price on a specified trading day, depending on the timing of the notice.

The Company satisfied the $350,000 commitment fee through the issuance of 106,383 shares of Common Stock in September 2025. The commitment fee was expensed in September 2025. Prior to the issuance of a purchase notice, the SEPA is accounted for as a purchased put option on the Company’s equity. Upon delivery of a purchase notice, it represents a forward contract to issue Common Stock. As the arrangement is an embedded derivative that does not qualify for the equity scope exception under ASC 815, it is bifurcated and measured at fair value, with changes recognized in the statement of operations. The fair value of the derivative was de minimis as of March 31, 2026 and was not recorded on the balance sheet.

On October 13, December 30, December 31, 2025, and February 10, 2026, the Company delivered purchase notices for 30,000, 500,000, 1,000,000, and 20,000 shares, respectively, at settlement prices of $2.62, $0.32, $0.32, and $0.26 per share, respectively. This resulted in gross proceeds of $78,516, $159,500, $317,000, and $5,164, respectively. The Company issued 30,000 shares in October 2025, 1,000,000 shares in December 2025, 500,000 shares in January 2026, and 20,000 shares in February 2026. Because the shares were issued to New Circle at prices determined using a discounted VWAP formula, the cash proceeds received were below the fair value of the shares on the respective issuance dates. The Company measured the shares at fair value on the date cash was received and recognized the difference between (i) the fair value of the shares issued and (ii) the proceeds calculated pursuant to the discounted VWAP pricing terms. For the three months ended March 31, 2026, the Company recorded a loss of $1,256 on the issuance of shares in the statement of operations.

Note 10 – Shareholders’ Equity

Reverse Recapitalization

As described in Note 3, Business Combination and Reverse Recapitalization, all historical equity data, including stock option data, in these condensed consolidated financial statements has been retrospectively adjusted by the Exchange Ratio to reflect the reverse recapitalization that occurred on June 18, 2025.

Common Stock

As of March 31, 2026, the Company had authorized 300,000,000 shares of Common Stock, par value $0.0001 per share. As of March 31, 2026, 29,633,274 shares of Common Stock were issued and outstanding, and 270,366,726 shares of Common Stock were reserved for future issuance.

For the three months ended March 31, 2026, the Company issued 339,953 shares of common stock to a service provider pursuant to a written consent of the Board of Directors. The issuance was measured based on the closing price of the Company’s common stock on February 2, 2026 of $0.37 per share. Although the administrative steps to formally issue the shares were completed in April 2026, the related Board approval occurred during the three months ended March 31, 2026, and the associated expense was recognized in that period. For the three months ended March 31, 2026, the Company recognized $125,000 of service expense related to this issuance.

Note 11 - Equity Incentive Plan

In January 2021, the Legacy Company adopted the 2021 Equity Incentive Plan (the “2021 Incentive Plan”), which provided for grants of awards in the form of incentive stock options, non-qualified stock options, and restricted stock awards to selected employees, directors, and independent contractors of the Company and its affiliates, as defined in the Incentive Plan. The Company assumed the 2021 Plan and all outstanding awards thereunder in connection with the Business Combination. Initially, the aggregate number of shares of Common Stock that may be issued by the Legacy Company under the 2021 Incentive Plan was not to exceed 4,672,506. Following the Business Combination, no additional awards may be granted under the 2021 Incentive Plan, and no additional shares remain available for issuance under the 2021 Incentive Plan other than the 2,032,521 shares that were subject to the outstanding awards that were assumed by the Company in connection with the Business Combination. The purpose of the 2021 Incentive Plan was to encourage and enable selected participants to acquire or to increase their holdings of the Company’s Common Stock and other equity-based interests in the Company in order to promote a closer identification of their interests with those of the Company and its stockholders. The 2021 Incentive Plan is administered by the Company’s Board of Directors. As of March 31, 2026, the Company has granted awards under the 2021 Equity Incentive Plan as described in the stock options and restricted stock awards subsections below under this note.

Effective as of June 18, 2025, in connection with the closing of the transactions contemplated by the Business Combination Agreement, the Company adopted the 2024 Equity Incentive Plan (the “2024 Incentive Plan”). The purpose of the 2024 Incentive Plan is to advance the interests of the Company and its stockholders by attracting, retaining and rewarding employees, consultants and directors and by motivating such persons to contribute to the growth and profitability of the Company. The 2024 Incentive Plan provides for the grant of awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. Subject to adjustment, the maximum aggregate number of shares of the Company’s common stock that may be issued under the 2024 Incentive Plan is 2,927,332 shares, plus an annual increase beginning with the first fiscal year following stockholder approval and continuing for up to ten years, equal to the lesser of 10% of the outstanding shares as of the end of the immediately preceding fiscal year or such lesser amount as determined by the Board. The 2024 Incentive Plan is administered by the Board of Directors or a duly authorized committee thereof, which has the authority to determine the participants to whom awards will be granted, the type and number of awards, and the terms and conditions of each award, including vesting, subject to the provisions of the plan. The 2024 Incentive Plan will remain in effect until terminated by the Compensation Committee, provided that no awards may be granted later than ten years from the earlier of the date of Board or stockholder approval. As of March 31, 2026, there has been no equity awards granted pursuant to the 2024 Incentive Plan.

Stock Options

Stock option activity pursuant to the 2021 Incentive Plan for the three months ended March 31, 2026 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2025	$1,861,806	$0.1095	$5.66
Options granted	-	-	-
Options exercised	-	-	-
Options cancelled	(173)	8.6108	n/a
Options outstanding as of March 31, 2026	1,861,633	0.1088	5.41
Total vested as of March 31, 2026	1,833,180	$0.1077	5.59

For the three months ended March 31, 2026 and 2025, the Company recognized share-based compensation expense relating to stock options totaling $1,753 and $10,005, respectively. Share-based compensation expense relating to stock options is included in “General and administrative” in the accompanying condensed consolidated statements of operations.

Restricted Stock Awards

For the three months ended March 31, 2026 and 2025, the Company did not grant any restricted stock awards. As of March 31, 2026 and December 31, 2025, there were no unvested restricted stock awards.

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

For the three months ended March 31, 2026 and 2025, shares of Common Stock underlying stock options totaling 1,861,633 and 2,032,521, respectively, and no unvested restricted stock awards, were excluded from the calculation of diluted net loss per share because they were antidilutive. In addition, 15,654,983 warrants outstanding as of March 31, 2026 were out of the money and also excluded from the calculation of diluted net loss per share for being antidilutive. Convertible debt outstanding during the period was also excluded from the calculation of diluted net loss per share, as the effect of applying the if-converted method would have been antidilutive.

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

In January 2025, the Company entered into a non-cancelable operating lease agreement with an unrelated third-party for a 16,000 square foot facility in Puerto Rico. This lease commenced on February 1, 2025 on a month-to-month basis and became a long-term lease with an initial term of 5 years on June 1, 2025. The initial base rent is $7.00 per square foot, or $9,333 per month, for the first two years, increasing to $7.50 per square foot for the third year and increases by 3% annually thereafter. Under the terms of this lease, the Company is also responsible for their own utilities and a proportionate share of the operating expenses of the premises, not to exceed $3.25 per square foot.

The components of lease expense were as follows for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Operating lease cost	$51,298	$21,553
Other short-term lease cost	23,618	33,001
Total lease cost	$74,916	$54,554

The following table summarizes the operating lease asset and liabilities recorded as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Operating lease right-of-use asset, net	$666,733	$701,878
Short-term operating lease liabilities	143,979	139,963
Long-term operating lease liabilities	540,004	577,656
Total operating lease liabilities	$683,983	$717,619

Weighted average operating lease term	3.91 years	4.16 years
Weighted average operating lease discount rate	9.53%	9.53%

The following table summarizes future minimum lease commitments as of March 31, 2026:

Year ending December 31,	Operating Leases
2026 (for the remaining 9 months)	$150,673
2027	207,783
2028	215,950
2029	197,905
2030	42,436
Total lease payments	814,747
Less: imputed interest	(130,764)
Present value of lease liabilities	$683,983

Note 14 - Related Party Transactions

Related parties include entities under common ownership or control with the Company, as well as entities owned, in whole or in part, by the Company’s management, company officers, members of the board of directors, or significant stockholders.

The Company had entered into SAFE agreements with Charles Maddox, the Chief Financial Officer and a stockholder, for proceeds totaling $28,833. On June 18, 2025, in connection with the Business Combination, these SAFE agreements converted into 2,156 Common Stock of the Company.

Pope Technologies LLC is owned by a former member of the Company’s Board of Directors who resigned in March 2026 and, accordingly, was considered a related party during the three months ended March 31, 2026. In August 2024, the Company entered into a $1,500,000 purchase order with Pope Technologies LLC for certain products, hardware, installation, programming, subscription, and training services. As of December 31, 2024, $750,000 had been received and recorded as deferred revenue in the accompanying condensed consolidated balance sheets. During the year ended December 31, 2025, the Company delivered the products and recognized $750,000 of revenue from the deferred revenue balance. For the three months ended March 31, 2026 and 2025, no revenue was recognized from Pope Technologies LLC. As of March 31, 2026 and December 31, 2025, the Company had an accounts receivable balance of $78,412 from Pope Technologies LLC.

Effective January 1, 2022, the Company entered into a customer agreement with PRB Transportation, LLC, a related party owned in part by Charles Maddox, the Company’s Chief Financial Officer and a stockholder, and Jeff Andersen, a stockholder. The Company recognized revenue of $4,656 and $4,338 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company had accounts receivable balances of $0 and $2,928, respectively, from PRB Transportation, LLC.

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

Beginning on August 1, 2024, the Company began subleasing an office/warehouse space in Las Vegas, Nevada from Pope Technologies LLC. The term of this sublease is for one year and the rent is $1,280 per month. Pope Technologies LLC is owned by a former director of the Company. In September 2025, the Company paid a one-time fee of $13,610 to terminate the lease. The lease was terminated as of September 30, 2025. Beginning October 1, 2025, the Company entered into a month-to-month lease for the same location at a monthly rent of $5,813.

As of March 31, 2026, Edmund Nabrotzky, Chief Executive Officer of the Company, Charles Maddox, Chief Financial Officer and Chief Operating Officer of the Company, and Vijayan Nambiar, Chief Technology Officer of the Company loaned the Company an aggregate of $349,996 and may make additional loans to the Company up to an aggregate amount of $600,000 (collectively, the “Executive Loans”). The Executive Loans have been made, on the terms and conditions of an unsecured, subordinated promissory note (the “Executive Notes”). The Executive Notes accrue interest at a rate of 7.5% per annum, and will be paid in quarterly installments on July 1, 2026, October 1, 2026 with a final payment by December 31, 2026. All of the Company’s obligations and payments under the Executive Notes are subordinated to the Company’s obligations under agreements with 3rd party lenders. As of March 31, 2026, the Company had short-term debt from related parties of $349,996 and accrued interest payable of $3,800 related to the Executive Loans, which was included in accrued expenses in the condensed consolidated balance sheets.

Note 15 – Accrued Expenses

Accrued expenses as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Transaction costs accrued for Cohen Capital Market	$1,003,500	$1,003,500
Board of directors’ fees	983,528	780,000
Other	41,578	42,689
Total accrued expenses	2,028,606	1,826,189

Note 16 - Inventory

Inventory as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials	$1,664,869	$1,064,464
Finished goods	182,064	116,106
Shipping costs	78,475	64,066
Inventory in transit	397,939	186,245
Total inventories	$2,323,347	$1,430,881

Note 17 – Commitment and Contingencies

Since September 2025 the Company has been involved in litigation related to the termination of one of its former founders. Refer to the Form 10-K filed with the SEC on March 11, 2026 for a more comprehensive discussion of the matter. There were no material developments in this matter during the period ended March 31, 2026. The outcome of this legal proceeding is not known or probable at this time; accordingly, no amounts have been accrued for a potential loss.

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

Revenue by major product and service category for the three months ended March 31, 2026 and 2025 is presented in the table below. Product revenue consists primarily of sales of hardware devices, such as bridges, labels, and gateways, which represent the initial step in a customer’s adoption of the Company’s SaaS subscription platform and have contributed significantly to overall revenue growth. Service revenue consists primarily of software subscription services providing access to the Company’s cloud-based platform, as well as related training, support, exclusivity arrangement services, professional services such as onboarding and consulting, and feasibility study reports provided to customers. For the three months ended March 31, 2026 and 2025, revenue was generated solely from services. All of the Company’s revenue for the periods presented was generated from customers located in the United States.

	For the Three Months Ended March 31,
	2026	2025
Services	$12,214	$352,498
Products	-	-
Total Revenue	$12,214	$352,498

As of March 31, 2026 and December 31, 2025, the Company had total deferred revenue of $1,984,370 and $1,984,550, respectively. Of these amounts, $168,303 and $236,038, respectively, were expected to be recognized as revenue within one year.

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

Note 19 – Income Taxes

For the three months ended March 31, 2026 and 2025, the Company recorded no income tax expense or benefit due to pre-tax book losses. The Company’s effective tax rate was 0% for both periods, primarily as a result of such losses and the corresponding recognition of deferred tax assets, which are fully offset by a valuation allowance. Based on the weight of available evidence, including the Company’s history of cumulative operating losses, management has concluded that it is more likely than not that its deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets as of March 31, 2026, resulting in a net deferred tax asset balance of $0.

The Company is subject to income taxes in the United States, as well as various state jurisdictions and Puerto Rico. The Company has not been audited by the Internal Revenue Service, Puerto Rican tax authorities, or any state taxing authorities with respect to income taxes. Tax years beginning with 2021 remain open to examination by federal, state, and Puerto Rico tax authorities. Net operating loss and tax credit carryforwards may be subject to adjustment upon examination in the year of utilization.

The Company accounts for uncertain tax positions in accordance with ASC 740. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on its technical merits. As of March 31, 2026, the Company has determined that no uncertain tax positions exist. Accordingly, no liability for unrecognized tax benefits has been recorded, and no interest or penalties have been accrued. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.

The Company did not make any federal, state, or foreign income tax payments during the three months ended March 31, 2026 and 2025. Accordingly, income taxes paid were $0 for all jurisdictions for both periods. Consistent with the Company’s adoption of ASU 2023-09, no disaggregated income taxes paid information is presented as such amounts are immaterial.

On July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted, which modifies certain provisions of U.S. federal tax law, including rules related to research and development expensing, interest limitation deductions, and international taxation. The Company has evaluated the provisions of the legislation and determined that the impact is not expected to be material to its consolidated financial statements.

Note 20 - Subsequent Events

On April 17, 2026, the Company entered into a financing arrangement with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”), consisting of an equity purchase facility and senior secured convertible promissory notes (the “White Lion Notes”). Under the equity purchase facility, the Company may sell up to $10,000,000 of its common stock over time through purchase notices, subject to specified pricing terms and ownership limitations. In addition, the Company entered into a note purchase agreement with the investor pursuant to which the investor agreed to purchase senior secured convertible promissory notes in an aggregate principal amount of up to $2,875,000, reflecting a 20% original issue discount applied to aggregate loan proceeds of up to $2,300,000. The notes bear interest at 8% per annum and are issued at a discount.

The convertible notes are secured by substantially all of the Company’s assets and are convertible into common stock at a discount to market price, with provisions for a reduced conversion price upon certain events of default. In connection with the financing, the investor will receive commitment shares valued at $120,000 and warrants to purchase up to $2,000,000 of common stock at an exercise price equal to 99% of the closing market price on the trading day prior to exercise. Total share issuances under the agreements are subject to a 19.99% cap of the Company’s outstanding shares unless stockholder approval is obtained. The Company expects to use the proceeds primarily for general corporate purposes, including supporting liquidity and servicing existing debt obligations. The note is currently structured as a second priority lien, subordinated to the Company’s obligations to J.J. Astor & Co. pursuant to a loan agreement dated December 5, 2025, until those obligations are discharged in full.

On April 24, 2026, the Company completed the first closing under the White Lion Notes. In connection with the first closing, the Company issued a note in the original principal amount of $287,500, with a 20% original issue discount, resulting in gross cash proceeds of $230,000, of which $20,000 was withheld by the holder for legal documentation fees. Pursuant to the note purchase agreement, the proceeds from the first closing are required to be applied toward the Company’s scheduled monthly payments under the senior secured convertible note issued to J.J. Astor & Co.

On May 1, 2026, the Company provided written notice to New Circle Principal Investment LLC of its election to terminate the Standby Equity Purchase Agreement. In accordance with the agreement, termination became effective five trading days following the notice date. The Company confirmed that there were no outstanding purchase notices and that all amounts due under the agreement had been fully paid as of the notice date.

On May 7, 2026, the Company and White Lion entered into a side letter that amended the Note Purchase Agreement by and between the Company and White Lion dated April 17, 2026. Among other things, the side letter permits White Lion, in its discretion and upon written notice (including by email), to accelerate the scheduled dates for the Company’s second and third required subsequent closings under the Note Purchase Agreement, subject to the satisfaction or waiver of the agreement’s closing conditions. The side letter also updates payment mechanics such that (i) the funding for the second closing is wired directly to the Company and (ii) the funding for the third and any optional subsequent closings is wired directly to J.J. Astor & Co. in accordance with its written instructions until all amounts outstanding under the Company’s notes held by J.J. Astor & Co. are paid in full. All other material terms of the Note Purchase Agreement remain in effect.

Also on May 7, 2026, the Company completed the second closing contemplated by the Note Purchase Agreement and issued to White Lion a senior secured convertible promissory note with an original principal amount of $287,500 for cash proceeds of $230,000 (reflecting a 20% original issue discount). The note bears interest at 8% per annum, with the first six months of interest accruing immediately and guaranteed, and matures six months from the issue date. The note is convertible at White Lion’s option into shares of the Company’s common stock at a conversion price equal to 80% of the lowest daily volume-weighted average price during the 15 trading days ending on the trading day immediately prior to conversion, subject to customary ownership blockers (generally 4.99%, which White Lion may increase to 9.99% upon 61 days’ prior notice). The note is secured by a second-priority lien on substantially all of the Company’s assets, junior to the Company’s obligations to J.J. Astor & Co. The foregoing summary is qualified in its entirety by the governing documents.

In addition, on May 6, 2026, pursuant to the Common Stock Purchase Agreement by and between the Company and White Lion dated April 17, 2026, the Company issued 626,305 shares of its common stock to White Lion as “Commitment Shares.” The number of shares was determined by dividing a $120,000 commitment fee by the closing price of the Company’s common stock on the trading day immediately preceding the applicable determination date, as provided in the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included in this filing. Some of the information contained in this discussion and analysis, including information regarding our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should carefully consider the substantial risks and uncertainties that could impact our business, results of operations, and financial condition. In particular, we encourage you to review the risks and uncertainties described under “Risks Relating to Our Business and Industry” in our Annual Report on Form 10-K filed with the SEC on March 11, 2026, as well as other risk factors disclosed elsewhere in that filing and in this Report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this Form 10-Q or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition, or results of operations. These statements speak only as of their respective dates (unless otherwise indicated), and we undertake no obligation to update or revise them in light of future developments.

Overview

CID Holdco, Inc. (the “Company”, or “CID Holdco”, or “CID”), formerly known as SEE ID Inc., dba Dot AI (the “Legacy Company” or “SEE ID”), was incorporated in Delaware with its headquarters in Las Vegas, Nevada. The Company helps businesses transform their operations by optimizing safety, security, and efficiency of operations through real-time tracking of resources. Through the Company’s extensive research and development initiatives, the Company’s main focus includes areas such as Industrial IoT, Indoor & Outdoor tracking with seamless transitions, Passive RFID (including Bluetooth and 5G), Collision Avoidance, real-time locating system, Dolly Management, and related supported software applications.

The Company is the developer of an asset tracking platform intended to push the limits of near real-time precision-based location technology. The Company’s platform leverages the technologies including the patented passive and active RFID tracking solutions, low power edge camera platforms utilizing artificial intelligence, enabling users to give accuracy to all mapping technologies in areas that are troublesome. Through its technological solutions, the Company serves multiple industries including construction, military, mining, retail, warehousing, and manufacturing.

The Company is headquartered in Las Vegas, NV with our management and administrative staff located in Bethesda, MD for East Coast customer engagements and government lobbying activity. We also manufacture hardware in Puerto Rico through our wholly owned subsidiary Dot Works. Our embedded development team and Design for Manufacturing (“DFM”) capability is built around our Chief Technology Officer (“CTO”) in Worcester, MA and our core software team is in Bangalore, India.

Throughout this Quarterly Report, unless otherwise noted or otherwise suggested by context, the “Company”, “we”, “us”, “our” refers to SEE ID and Dot Works, as applicable, prior to the consummation of the Business Combination (as defined below), and CID Holdco, SEE ID, and Dot Works, collectively, after the consummation of the Business Combination.

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

In connection with the Business Combination, CID Holdco filed a registration statement on Form S-4 (File No. 333-282600) (as amended, the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”). On June 18, 2025, the Registration Statement was declared effective by the SEC. At Closing, the assets and liabilities of Legacy Company were combined with the assets and liabilities ShoulderUp Technology Acquisition Corp on a historical cost basis. All Legacy Company Common Stock was exchanged for Common Stock of the Company based upon the exchange ratio as defined in the Business Combination Agreement as Aggregate Merger Consideration (13,000,000 CID Holdco shares) divided by the Company Fully Diluted Common Stock (159,915,641) or 8.129%. Stock options of Legacy Company were not exercised and remain outstanding after giving into effect the exchange ratio. In connection with the Business Combination, we incurred transaction costs, settled certain SUAC related party notes through the issuance of common shares, converted SAFE notes into Common Stock of the Company, and raised cash proceeds from PIPE investors. Additional information regarding the Business Combination and Reverse Recapitalization is provided in Note 3 to the condensed consolidated financial statements.

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

Investments in Innovation and Future Growth

Our market leadership is supported by continuous innovation in our Dot Cloud, our inventions in IoT data collection and our advances in applying AI to our customer problem sets. We will continuously invest in adding new applications and methods to our solutions. As such, spending on research and development will always be an important part of our strategy, however, the driving force that will fuel our company is market growth. Our recent pivot to move most of our spending to Sales and Marketing shows a commitment to our go-to-market strategy. We recognize the need to increase adoption and expand brand awareness as we increase market share.

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

Interest expense

Interest expense consists primarily of interest incurred for our short-term loans.

Change in fair value of SAFE agreements

The change in the fair value of SAFE agreements represents the unrealized gains or losses resulting from the fluctuations in the estimated fair value of the outstanding SAFE agreements, or reevaluation of updated market conditions and company-specific factors.

Results of Operations

Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin

Our total revenue, cost of goods sold, gross profit, and gross margin for the three months ended March 31, 2026 and 2025 are summarized as follows:

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue	$12,214	$352,498	$(340,284)	(96.5)%
Cost of goods sold	2,666	17,078	(14,412)	(84.4)%
Gross profit	$9,548	$335,420	$(325,872)	(97.2)%
Gross margin %	78.2%	95.2%

Revenue decreased by $340,284, or (96.5)%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Our revenue for the three months ended March 31, 2026 was comprised of subscription service revenue, while our revenue for the three months ended March 31, 2025 was primarily comprised of $250,000 related to the development of product specifications, $98,161 for the amortization of a customer exclusivity agreement, as well as subscription service revenue.

Cost of goods sold decreased by $14,412, or (84.4)%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily attributable to lower service costs associated with third-party software licensing.

Our gross margin was 78.2% for the three months ended March 31, 2026 compared to 95.2% for the three months ended March 31, 2025. The decrease in gross margin is primarily attributable to changes in the mix of services provided during the periods.

Research and Development

Research and development expenses for the three months ended March 31, 2026 and 2025 are summarized as follows:

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Research and development	$611,305	$393,864	$217,441	55.2%

Research and development expense increased by $217,441, or 55.2%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily driven by higher labor expenses of $339,292 and R&D cloud costs of $73,929, partially offset by a decrease in R&D compliance and testing expenses of $205,446. Additionally, as the software was placed into service as of January 1, 2026, the Company ceased capitalizing software development costs, which primarily consisted of labor costs, and began amortizing the related asset, contributing to higher labor costs recognized in expense during the period.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2026 and 2025 are summarized as follows:

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Sales and marketing	$913,145	$682,749	$230,396	33.7%

Sales and marketing expenses increased by $230,396, or 33.7%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase reflects our continued pivot toward market-facing initiatives and was primarily driven by increased spending of $164,196 on brand-related marketing activities, events and sponsorships, and $72,915 on customer relationship management and marketing software tools.

General and Administrative

General and administrative expenses for the three months ended March 31, 2026 and 2025 are summarized as follows:

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
General and administrative	$2,416,712	$617,731	$1,798,981	291.2%

General and administrative expenses increased by $1,798,981, or 291.2%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to incremental expenses of $1,277,526 related to operating as a public company, including legal, auditing, accounting and board of director fees, as well as higher labor costs of $443,686 associated with the continued ramp-up of the business.

	For the Three Months Ended March 31,
	2026	2025
SAFE agreements at fair value, beginning of period	$-	$23,334,626
SAFE agreements issued for cash	-	23,752
Change in fair value	-	(611,703)
SAFE notes converted into shares	-	-
SAFE agreements at fair value, end of period	$-	$22,746,675

The decrease in the liability balance of SAFE agreements for the three months ended March 31, 2026, compared to March 31, 2025, was primarily attributable to the conversion of the SAFE notes into company shares upon the closing of the Business Combination. Upon conversion, the related liabilities were reclassified to equity.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) ASC Topic 205-40, Presentation of Financial Statements — Going Concern, management anticipates the Company will continue to incur substantial operating losses for the next several years and will need to obtain additional near-term financing in order to continue its research and development activities. Our ability to continue as a going concern is dependent on our ability to raise additional capital to fund research and development activities and meet obligations on a timely basis; however, there can be no assurance that sufficient funding will be available to allow us to successfully continue our research and development activities and commercialize our products.

If the Company is unable to obtain necessary funds through its business operations and the proceeds realized through the Business Combination, significant reductions in spending and the delay or cancellation of planned activities may be necessary. These actions would have a material adverse effect on our business, results of operations, and prospects. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the date these condensed consolidated financial statements are issued.

As of March 31, 2026 and December 31, 2025, we had cash of $853,728 and $865,624, respectively, deficits in working capital of $5,828,944 and $1,730,095, respectively, and accumulated deficits of $65,916,502 and $61,451,334, respectively.

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

As part of its funding efforts, on June 18, 2025, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with New Circle Principal Investment LLC (“New Circle”), which provides the Company the right, but not the obligation, to direct New Circle from time to time to purchase up to $50 million of shares of the Company’s Common Shares during the commitment period ending June 18, 2028, at a discount of the VWAP over a defined pricing period. Under the SEPA, the Company may sell shares to New Circle at a price based on either: option 1 – 97% of the lowest daily VWAP over the three trading days following the purchase notice, or option 2 – the greater of 85% of the VWAP or the lowest sale price on a specific trading day determined by the timing of the notice.

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

Before the Company elects to sell shares by issuing a purchase notice, the SEPA represents a purchased put option on the Company’s equity. Once the Company delivers a purchase notice under the SEPA, the related number of shares to be issued constitutes a forward contract to issue shares of Common Stock. As the feature is embedded in an equity host, meets the definition of a derivative, and does not qualify for the equity scope exception under ASC 815, Derivatives and Hedging, it must be bifurcated and accounted for separately as a derivative asset or liability, depending on changes in the underlying stock price relative to the pegged discounted VWAP. The derivative is measured at fair value, with changes in fair value recognized in net income. The fair value of the purchased put option was determined to be de minimis as of March 31, 2026, and therefore was not recorded on the Company’s balance sheet as of that date.

On October 13, December 30, December 31, 2025, and February 10, 2026, the Company delivered purchase notices for 30,000, 500,000, 1,000,000, and 20,000 shares, respectively, at settlement prices of $2.62, $0.32, $0.32, and $0.26 per share. This resulted in gross proceeds of $78,516, $159,500, $317,000, and $5,164, respectively. The Company issued 30,000 shares in October 2025, 1,000,000 shares in December 2025, 500,000 shares in January 2026, and 20,000 shares in February 2026. Because the shares were issued to New Circle at prices determined using a discounted VWAP formula, the cash proceeds received were below the fair value of the shares on the respective issuance dates. The Company measured the shares at fair value on the date cash was received and recognized the difference between (i) the fair value of the shares issued and (ii) the proceeds calculated pursuant to the discounted VWAP pricing terms. For the three months ended March 31, 2026, the Company recorded a loss of $1,256 on the issuance of shares in the statement of operations.

As of March 31, 2026, Edmund Nabrotzky, Chief Executive Officer of the Company, Charles Maddox, Chief Financial Officer and Chief Operating Officer of the Company, and Vijayan Nambiar, Chief Technology Officer of the Company loaned the Company an aggregate of $349,996 and may make additional loans to the Company up to an aggregate amount of $600,000 (collectively, the “Executive Loans”). The Executive Loans have been made, on the terms and conditions of an unsecured, subordinated promissory note (the “Executive Notes”). The Executive Notes accrue interest at a rate of 7.5% per annum, and will be paid in quarterly installments on July 1, 2026, October 1, 2026 with a final payment by December 31, 2026. All of the Company’s obligations and payments under the Executive Notes are subordinated to the Company’s obligations under the loan agreement with J.J. Astor & Co.

Subsequent to the end of the first quarter, on April 17, 2026, the Company entered into a financing arrangement with an investor consisting of an equity purchase facility and senior secured convertible promissory notes. Under the equity purchase facility, the Company may sell up to $10,000,000 of its common stock over time through purchase notices, subject to specified pricing terms and ownership limitations. In addition, the Company entered into a note purchase agreement with the investor pursuant to which the investor agreed to purchase senior secured convertible promissory notes in an aggregate principal amount of up to $2,875,000, reflecting a 20% original issue discount applied to aggregate loan proceeds of up to $2,300,000. The notes bear interest at 8% per annum and are issued at a discount. The convertible notes are secured by substantially all of the Company’s assets and are convertible into common stock at a discount to market price, with provisions for a reduced conversion price upon certain events of default. The note is currently structured as a second priority lien, subordinated to the Company’s obligations to J.J. Astor & Co. pursuant to a loan agreement dated December 5, 2025, until those obligations are discharged in full. In connection with the financing, the investor will receive commitment shares valued at $120,000 and warrants to purchase up to $2,000,000 of common stock at an exercise price equal to 99% of the closing market price on the trading day prior to exercise. Total share issuances under the agreements are subject to a 19.99% cap of the Company’s outstanding shares unless stockholder approval is obtained. The Company expects to use the proceeds primarily for general corporate purposes, including supporting liquidity and servicing existing debt obligations.

Cash Flows

Comparison of three months ended March 31, 2026 and 2025

The following table shows a summary of our cash flow for the periods presented:

	For the Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$93,806	$(1,721,469)
Net cash used in investing activities	-	(278,413)
Net cash (used in) provided by financing activities	$(105,702)	$1,623,752

Operating Activities

Our largest source of operating cash is investments made by our shareholders. Our primary uses of cash from operating activities are for employee-related expenditures, sales and marketing expenses, inventory purchases, and research & development activities. We have supplemented working capital through net proceeds from the sale of equity securities and bridge loans.

Cash provided by operating activities was $0.1 million for the three months ended March 31, 2026. This consisted of a net loss of $4.5 million adjusted for non-cash charges of $0.4 million and net changes in operating assets and liabilities of $4.2 million. The non-cash charges were primarily driven by fair value of shares issued for services of $0.1 million and depreciation and amortization of $0.2 million. Changes in operating assets and liabilities were primarily attributable to decreases in accounts receivable of $3.5 million, increases in accounts payable of $1.4 million and accrued expenses of $0.2 million, partially offset by increase in inventory of $0.9 million.

Cash used in operating activities was $1.7 million for the three months ended March 31, 2025. This consisted of a net loss of $1.3 million, adjusted for non-cash charges of approximately $0.6 million and net changes in operating assets and liabilities of approximately $0.2 million. Non-cash charges were primarily driven by a $0.6 million change in the fair value of SAFE notes. Changes in operating assets and liabilities were primarily attributable to a decrease in deferred revenue of $0.1 million and increase in interest payable of $0.2 million.

Investing Activities

There were no investing activities for the three months ended March 31, 2026.

Cash used in investing activities was $0.3 million for the three months ended March 31, 2025, which consisted of capital expenditures for internal-use software development costs.

Financing Activities

Cash used by financing activities was $0.1 million for the three months ended March 31, 2026. This consisted primarily of proceeds from issuance of short-term loans to related parties of $0.3 million, offset by repayments of short-term loans of $0.5 million.

Cash provided by financing activities was $1.6 million for the three months ended March 31, 2025, which consisted of proceeds from the issuance of bridge loans.

Contractual Obligations and Commitments

Our estimated future obligations consist of leases and non-cancelable purchase commitments as of March 31, 2026. For additional discussion on our leases and other commitments, refer to Note 13 – Leases and Note 17 – Commitments and Contingencies to our condensed consolidated financial statements for the three months ended March 31, 2026 included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures. Actual results may differ from those estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 11, 2026. Refer to the section titled “Critical Accounting Policies and Estimates” included in that filing for a discussion of our significant judgments and estimates.

Recently Issued and Adopted Accounting Pronouncements

We describe the recently issued accounting pronouncements that apply in Note 2 of the condensed consolidated financial statements as of and for the three months ended March 31, 2026.

Emerging Growth Company Status

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to nonemerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

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

Under the supervision and with the participation of our current management, including our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2026. Based on this evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2026 because of certain material weaknesses in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of March 31, 2026 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Management evaluated the quantitative and qualitative factors associated with these matters and concluded that the corrections were not material to any previously issued annual or interim financial statements. Accordingly, the Company has reflected these changes in the affected prior-period financial statements in this Quarterly Report to reflect these reclassifications as immaterial reclassifications to previously issued financial statements.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in our Form 10-K filed on March 11, 2026, and our Closing Form 8-K filed on June 26, 2025, other than as provided below. Any of these factors could have a material adverse effect on our results of operations or financial condition. Additional risks not currently known to us or that we presently consider immaterial may also adversely affect our business or results of operations.

The issuance of shares of our Common Stock to White Lion under the Common Stock Purchase Agreement will dilute the ownership interest of our existing stockholders.

We may sell up to $10,000,000 of our Common Stock to White Lion Capital, LLC (“White Lion” or the “Selling Securityholder”) under the Common Stock Purchase Agreement. The shares will be sold to White Lion at a discount to the then-prevailing market price. To the extent we sell shares to White Lion under the Common Stock Purchase Agreement dated April 17, 2026 between us and White Lion (the “Common Stock Purchase Agreement” or “ELOC Agreement”), additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock. In addition, the lower our stock price is at the time we elect to sell shares, the more shares we would need to issue for any given dollar amount of proceeds, resulting in greater dilution to our existing stockholders. Our existing stockholders may experience substantial dilution as a result of issuances of shares under the Common Stock Purchase Agreement, and such dilution could cause the trading price of our Common Stock to decline.

It is not possible to predict the actual number of shares we will sell to White Lion under the ELOC Agreement, or the actual gross proceeds resulting from those sales. We may not have access to the full amount available under the ELOC Agreement.

On April 17, 2026, we entered into the Common Stock Purchase Agreement with White Lion, pursuant to which White Lion committed to purchase up to $10,000,000 of our Common Stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. The Common Stock that may be issued under the Common Stock Purchase Agreement may be sold by us to White Lion at our discretion, from time to time, over a period ending December 31, 2028, commencing on the date of the ELOC Agreement. We generally have the right to control the timing and amount of any sales of our Common Stock to White Lion under the ELOC Agreement. Sales of our Common Stock to White Lion under the ELOC Agreement will depend upon market conditions as well as other factors to be determined by us. We may ultimately decide to sell to White Lion all or a portion of the shares of our Common Stock that may be available pursuant to the ELOC Agreement, or decide to terminate the ELOC Agreement or not sell to White Lion any Common Stock that may be available for us to sell to White Lion thereunder.

Because the purchase price per share to be paid by the White Lion for the shares of Common Stock that we may elect to sell to White Lion under the ELOC Agreement will fluctuate based on the market prices of our Common Stock during the applicable pricing period for each purchase, it is not possible for us to predict the number of Common Stock that we will sell to White Lion under the ELOC Agreement, the purchase price per share that the White Lion will pay for shares purchased from us under the ELOC Agreement, or the aggregate gross proceeds that we will receive from those purchases by the White Lion under the ELOC Agreement.

Although the ELOC Agreement provides that we may sell up to an aggregate of $10,000,000 of shares of Common Stock to White Lion, only 15,000,000 shares of Common Stock that may be issued to White Lion under the ELOC Agreement are registered for resale by White Lion.

If we elect to sell to White Lion all of the 15,000,000 shares of Common Stock registered for resale by White Lion, depending on the market prices of our Common Stock during the applicable pricing period for each purchase made pursuant to the ELOC Agreement, the actual gross proceeds from the sale of all such shares may be substantially less than the $10,000,000 total commitment originally available to us under the ELOC Agreement.

In addition, White Lion will not be required to purchase any shares of Common Stock if such sale would result in White Lion’s beneficial ownership exceeding 4.99% of the then-outstanding voting power or shares of Common Stock; provided, that the beneficial ownership limitation may be increased to 9.99% upon the mutual written agreement of the Company and White Lion, effective not less than sixty-one (61) days after such mutual written agreement. Any issuance and sale by us under the ELOC Agreement of a substantial amount of shares of our Common Stock in addition to the 15,000,000 shares of Common Stock registered for resale by White Lion could cause additional substantial dilution to our stockholders. The number of shares of Common Stock ultimately offered for resale by White Lion is dependent upon the number of shares of Common Stock we ultimately sell to White Lion under the ELOC Agreement. Our inability to access a portion or the full amount available under the ELOC Agreement, in the absence of any other financing sources, could have a material adverse effect on our business.

The issuance of certain securities under the Common Stock Purchase Agreement, the common stock purchase warrant issued to White Lion (the “Commitment Warrant”), and the Note Purchase Agreement is contingent upon us obtaining stockholder approval pursuant to Nasdaq Rule 5635 (“Stockholder Approval”). If we do not obtain the Stockholder Approval, these securities may never become issuable and/or exercisable.

If it becomes necessary for us to issue and sell to White Lion Common Stock in excess of the exchange cap under the Common Stock Purchase Agreement in order to receive aggregate gross proceeds equal to $10,000,000 under the Common Stock Purchase Agreement, then for so long as the Exchange Cap continues to apply to issuances and sales of Common Stock under the Common Stock Purchase Agreement, we must first obtain Stockholder Approval. In addition, no tranche of the convertible notes may be funded until Stockholder Approval has been obtained. If we are unable to obtain the required Stockholder Approval, these securities will not be issuable and/or exercisable, and will have little to no value.

The Company has agreed to use commercially reasonable efforts to duly call, give notice of, convene, and hold a stockholder meeting (the “Stockholder Meeting”) as soon as reasonably practicable, but in no event later than May 15, 2026, for the purposes of obtaining Stockholder Approval. If the Company fails to hold a Stockholder Meeting by May 15, 2026, it shall pay liquidated damages to White Lion, as more fully described in the Common Stock Purchase Agreement. In the event Stockholder Approval is not obtained at the first Stockholder Meeting, the Company is obligated to cause an additional Stockholder Meeting to be held every one hundred eighty (180) days during the period beginning on such date and continuing seven hundred twenty (720) days thereafter, until Stockholder Approval is obtained.

Investors who buy shares at different times will likely pay different prices.

Pursuant to the ELOC Agreement, we will have discretion, subject to market demand, to vary the timing, prices, and numbers of shares sold to the White Lion. If and when we do elect to sell shares of Common Stock to the White Lion under the ELOC Agreement, after the White Lion has acquired such shares, the White Lion may resell all or a portion of such shares at any time or from time to time in its discretion and at different prices. As a result, investors who purchase shares from the White Lion at different times will likely pay different prices for those shares, and so may experience different levels of dilution and in some cases substantial dilution and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from the White Lion as a result of future sales made by us to the White Lion at prices lower than the prices such investors paid for their shares.

The sale and issuance of our Common Stock to the Selling Securityholder will cause dilution to our existing stockholders, and the sale of the shares acquired by the Selling Securityholder, or the perception that such sales may occur, could cause the price of our Common Stock to decline.

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time, subject to the restrictions and limitations described below. If our shareholders sell, or the market perceives that our shareholders intend to sell, substantial amounts of shares of our Common Stock in the public market following this offering, the market price of shares of our Common Stock could decline significantly.

The Selling Securityholder can resell up to 51,000,000 shares. After the Selling Securityholder has acquired the shares, the Selling Securityholder may resell all, some, or none of those shares at any time or from time to time in its discretion. Therefore, sales to the Selling Securityholder by us could result in substantial dilution to the interests of other holders of our Common Stock. Additionally, sales of a substantial number of shares of our Common Stock in the public market by the Selling Securityholder and/or by our other existing stockholders, or the perception that those sales might occur, could depress the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities in the future at a time and at a price that we might otherwise wish to effect sales.

We have broad discretion in the use of the net proceeds we receive from the sale of shares to the Selling Securityholder and may not use them effectively.

Our management will have broad discretion in the application of the proceeds we receive from the Selling Securityholder pursuant to sales of Common Stock under the Common Stock Purchase Agreement, if any, and you will not have the opportunity as part of your investment decision to assess whether our management is using the proceeds appropriately. Because of the number and variability of factors that will determine our use of our proceeds from the Selling Securityholder, their ultimate use may vary substantially from their currently intended use. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business and cause the price of our Common Stock to decline. Pending their use, we may invest the proceeds from the Selling Securityholder in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders.

The convertible notes issuable to White Lion will be secured by substantially all of our assets, and a default could result in White Lion foreclosing on our assets.

Our obligations under the convertible notes will be secured by a security interest in all of our assets and personal property, including our intellectual property. If we default under the convertible notes, White Lion could foreclose on our assets, which could force us to curtail or cease our operations.

White Lion has the right to require us to apply a portion of our financing proceeds toward repayment of the convertible notes.

Under the terms of the Note Purchase Agreement with White Lion, White Lion has the right to require us to apply up to 10% of all cash proceeds received from the issuance of securities pursuant to the Common Stock Purchase Agreement, the exercise of the Commitment Warrant, or the issuance of any other securities of the Company, toward repayment of the convertible notes. This could reduce the amount of proceeds available to us for working capital and other corporate purposes.

The exercise price of the Commitment Warrant is subject to full ratchet anti-dilution adjustment, which could result in additional dilution to our stockholders.

The Commitment Warrant issued to White Lion includes a full ratchet anti-dilution provision, pursuant to which the exercise price of the Commitment Warrant will be reduced to the effective price per share of any new issuance of Common Stock or Common Stock equivalents below the then-current exercise price (subject to exceptions for exempt issuances). Because the exercise price is initially set at 99% of the closing sales price of the Common Stock on the trading day prior to the exercise date and is subject to downward adjustment, any future dilutive issuance by the Company could result in a reduction of the exercise price and a corresponding increase in the number of shares issuable upon exercise, resulting in additional dilution to our existing stockholders.

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

On February 10, 2026, the Company delivered purchase notices for and issued 20,000 shares of common stock to New Circle at a settlement price of $0.26 per share. This resulted in gross proceeds to the Company of $5,164. The securities were sold under the exemption from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Entry into a Material Definitive Agreement

On May 7, 2026, the Company entered into a Side Letter Agreement (the “Side Letter”) with White Lion Capital, LLC (“White Lion”), which amends that certain Note Purchase Agreement, dated April 17, 2026, by and between the Company and White Lion (the “Note Purchase Agreement”). The Note Purchase Agreement provides for the purchase and sale of senior secured convertible promissory notes of the Company in an aggregate principal amount of up to $2,875,000, convertible into shares of common stock, $0.0001 par value per share, of the Company. The Company previously reported the Note Purchase Agreement on a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2026.

The Side Letter amends the Note Purchase Agreement as follows:

Acceleration of Required Subsequent Closing Dates.  Under the Note Purchase Agreement, the parties are required to consummate a second closing (the “First Required Subsequent Closing”) and a third closing (the “Second Required Subsequent Closing”) on specified dates, subject to satisfaction of certain conditions. The Side Letter provides that White Lion may accelerate each of the First Required Subsequent Closing date and the Second Required Subsequent Closing date to any earlier date at its sole discretion upon written notice to the Company, which written notice may be delivered via email. All references in the Note Purchase Agreement to such closing dates are deemed to refer to such accelerated date, as applicable.

Delivery of Payments.  The Note Purchase Agreement provides that, on each closing date, White Lion is required to deliver the funding amount of $230,000 (the “Funding Amount”). The Side Letter modifies this payment mechanism as follows: unless otherwise subsequently agreed in writing by the parties, (i) payment of the Funding Amount for the First Required Subsequent Closing shall be made directly to the Company, in accordance with the Company’s written wiring instructions, and (ii) thereafter, payment of the Funding Amount for the Second Required Subsequent Closing and any additional optional subsequent closings shall be made directly to J.J. Astor & Co. (“J.J. Astor”), in accordance with J.J. Astor’s written wiring instructions, until all amounts outstanding under the senior secured convertible notes previously issued by the Company to J.J. Astor (the “J.J. Astor Notes”) are paid in full. Except as modified and amended by the Side Letter, all of the terms and conditions of the Note Purchase Agreement remain in full force and effect.

The foregoing description of the Side Letter does not purport to be complete and is qualified in its entirety by reference to the full text of the Side Letter, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Termination of a Material Definitive Agreement

On May 8, 2026, the Company terminated its standby equity purchase agreement (equity line of credit) (the “SEPA”) with New Circle Principal Investment LLC (“New Circle”), which had previously provided the Company with the right, but not the obligation, to sell shares of its common stock to New Circle from time to time, subject to customary conditions and limitations. The Company terminated the SEPA as part of a shift in its financing strategy. The termination was effected by notice permitted under the SEPA. Following the termination, neither the Company nor New Circle has any further right to require purchases of the Company’s common stock under the SEPA after the termination date, and the SEPA otherwise ceased to be of further force and effect, except for those provisions that expressly survive termination. No termination fee or penalty was payable by the Company in connection with the termination.

Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On May 7, 2026, the Company completed the First Required Subsequent Closing and issued and sold to White Lion a senior secured convertible promissory note (the “Note”) in the face amount of $287,500 for cash proceeds of $230,000, reflecting a 20% original issue discount, pursuant to the Note Purchase Agreement. Pursuant to the Side Letter, the proceeds of the First Required Subsequent Closing were paid directly to the Company.

The Note bears interest at 8% per annum, and the interest for the first six months accrues immediately and is guaranteed. The Note matures on the six-month anniversary of the issue date.

The Note is convertible, at the option of White Lion, into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a variable conversion price equal to 80% of the lowest daily volume-weighted average price of the Common Stock during the fifteen trading day period ending on the latest complete trading day prior to the applicable conversion date.

In no event shall White Lion be entitled to convert any portion of the Note to the extent that such conversion would result in White Lion and its affiliates beneficially owning in excess of 4.99% of the outstanding shares of Common Stock, provided that White Lion may increase the ownership limitation up to 9.99% upon sixty-one days’ prior written notice to the Company.

The Note is a second senior secured obligation of the Company, secured by all of the assets, personal property of every kind, intellectual property, claims, products and proceeds of the Company. The Note is subject to a second priority lien on the collateral, behind the first priority lien held by J.J. Astor & Co. pursuant to that certain Loan Agreement dated December 4, 2025.

The Note contains customary events of default, including, among others, failure to pay principal or interest when due, failure to honor conversion obligations, breach of covenants or representations and warranties under the Note or certain other transaction documents, appointment of a receiver or trustee, bankruptcy proceedings, delisting of the Common Stock from Nasdaq, failure to comply with reporting requirements under the Securities Exchange Act of 1934, as amended, and cross-defaults with other agreements between the parties. Upon an event of default, the Note becomes immediately due and payable, and White Lion may, at its option, convert the Note at a default conversion price of $0.01 per share.

The Company may prepay the Note at any time without the prior written consent of White Lion for an amount equal to the original principal amount (or the default amount, as applicable), less all payments previously made, plus accrued and unpaid interest (including guaranteed interest), plus all other amounts, costs, expenses, and liquidated damages due under the Note.

Unregistered Sales of Equity Securities.

The information set forth under “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” is incorporated herein by reference.

As described above, on May 7, 2026, the Company issued the Note described above to White Lion with an original principal amount of $287,500. The Note is convertible into shares of Common Stock in accordance with its terms, as described above.

On May 6, 2026, in connection with the Common Stock Purchase Agreement dated April 17, 2026, the Company issued to White Lion an aggregate of 626,305 shares of its common stock (the “Commitment Shares”) as consideration for White Lion’s execution and performance of the Common Stock Purchase Agreement. The number of Commitment Shares was calculated in accordance with the agreement as a commitment fee amount of $120,000 divided by the closing price of the Company’s common stock on the trading day immediately preceding the applicable determination date.

The Note and securities issued in connection with the First Required Subsequent Closing and the Commitment Shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”) and were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended or Regulation D promulgated thereunder as a transaction by an issuer not involving any public offering.

Insider Trading Arrangements

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Auditor Update

The Company was notified that Carr, Riggs & Ingram, L.L.C. (“CRI”) acquired, effective as of January 1, 2026, certain assets related to the capital markets practice of Berkowitz Pollack Brant Advisors + CPAs, LLP (“BPB”). On January 13, 2026, the Audit Committee of the Company’s Board of Directors simultaneously dismissed BPB as the Company’s independent registered public accounting firm and approved the appointment of CRI as the Company’s new independent registered public accounting firm. BPB’s audit report on SEE ID, Inc. dba Dot Ai’s condensed consolidated financial statements for the fiscal year ended December 31, 2024 contained no adverse opinion or disclaimer and was not qualified, except for an explanatory paragraph regarding substantial doubt about SEE ID’s ability to continue as a going concern prior to the business combination. During the relevant periods, there were no disagreements or reportable events with BPB, other than previously disclosed material weaknesses in internal control over financial reporting.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporation
No.	Description of Exhibit	By Reference
2.1+	Business Combination Agreement by and among ShoulderUp Technology Acquisition Corp., CID Holdco, Inc., ShoulderUp Merger Sub, Inc., SEI Merger Sub, Inc., and SEE ID, Inc., dated as of March 18, 2024 (incorporated by reference to Exhibit 2.1 of CID Holdco, Inc.’s Registration Statement on Form S-4, filed with the SEC on January 15, 2025).	Incorporated by reference.
3.1	Amended and Restated Certificate of Incorporation of CID Holdco, Inc. (incorporated by reference to Exhibit 3.1 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on June 26, 2025).	Incorporated by reference.
3.2	Bylaws of CID Holdco, Inc. (incorporated by reference to Exhibit 3.2 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on June 26, 2025).	Incorporated by reference.
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.5 of CID Holdco, Inc.’s Registration Statement on Form S-4, filed with the SEC on January 15, 2025).	Incorporated by reference.
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.6 of CID Holdco, Inc.’s Registration Statement on Form S-4, filed with the SEC on January 15, 2025).	Incorporated by reference.
4.3	Existing Warrant Agreement, dated November 16, 2021, by and between ShoulderUp Technology Acquisition Corp and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 of CID Holdco, Inc.’s Registration Statement on Form S-4, filed with the SEC on January 15, 2025).	Incorporated by reference.
4.4	Warrant Assumption and Assignment Agreement, dated as of June 18, 2025 (incorporated by reference to Exhibit 4.4 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on June 26, 2025).	Incorporated by reference.
4.5	Common Stock Purchase Warrant, issued April 17, 2026, by CID Holdco, Inc. to White Lion Capital, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-42711) filed with the SEC on April 20, 2026).	Incorporated by reference.
10.1	Form of Securities Purchase Agreement, by and between CID Holdco, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 29, 2026)	Incorporated by reference.
10.2*	Side Letter Agreement, dated May 7, 2026, by and between CID HoldCo, Inc. and White Lion Capital, LLC	Filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

+	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CID HOLDCO, INC.

Date: May 12, 2026

/s/ Edmund Nabrotzky
Name:	Edmund Nabrotzky
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Charles Maddox
Name:	Charles Maddox
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)