Form 10-Q
period 2026-06-30
CID Holdco, Inc.
filed 2026-09-25
CIK 2033770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 001-42711

CID HOLDCO, INC.

(Exact name of registrant as specified in its charter)

Delaware	99-2578850
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5661 S Cameron St, Suite 100, Las Vegas, Nevada	89118
(Address of principal executive offices)	(Zip Code)

+1 (303) 332 4122

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value of $0.0001 per share	DAIC	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock at an exercise price of $287.5 per share	DAICW	The Nasdaq Stock Market LLC

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

The number of shares of the common stock of the registrant issued and outstanding as of September 24, 2026 was 2,337,767 shares of common stock.

CID HOLDCO, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. – Financial Statements (unaudited)

CID HOLDCO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$456,069	$865,624
Accounts receivable	32,687	3,624,547
Inventory	2,668,700	1,430,881
Prepaid expenses and other current assets	420,398	480,903
Total current assets	3,577,854	6,401,955
Noncurrent assets:
Property and equipment, net	603,221	645,240
Operating lease right-of-use assets (ROU)	630,958	701,878
Capitalized software development costs	2,667,942	2,920,718
Other long-term assets	26,840	27,893
Total long-term assets	3,928,961	4,295,729
Total assets	$7,506,815	$10,697,684
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,608,784	$4,124,924
Accrued expenses	2,185,947	1,826,189
Accrued compensation	201,737	177,222
Accrued franchise taxes	20,428	8,428
Interest payable to related parties	10,344	-
Derivative liabilities	197,742	78,635
Short-term debt from third-parties, net	1,345,450	1,540,651
Short-term debt from related parties, net	349,996	-
Deferred revenue, current portion	1,984,370	236,038
Operating lease liabilities, current portion	148,808	139,963
Total current liabilities	13,053,606	8,132,050
Long-term liabilities:
Deferred revenue, net of current portion	-	1,748,512
Operating lease liabilities, net of current portion	500,910	577,656
Total long-term liabilities	500,910	2,326,168
Total liabilities	13,554,516	10,458,218
Commitments and contingencies (Note 18)
Shareholders’ equity (deficit)
Common stock, $0.0001 par value; 300,000,000 shares authorized; 1,966,042 and 1,170,933 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (a)	197	117
Additional paid-in capital (a)	63,639,477	61,690,683
Accumulated deficit	(69,687,375)	(61,451,334)
Total shareholders’ equity (deficit)	(6,047,701)	239,466
Total liabilities and shareholders’ equity	$7,506,815	$10,697,684

(a)	All share information, Common Stock balances, and Additional paid-in capital balances have been adjusted to reflect a 1-for-25 reverse stock split effective May 29, 2026.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CID HOLDCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$12,398	$126,833	$24,612	$479,331
Cost of goods sold	6,638	67,194	9,304	84,272
Gross profit	5,760	59,639	15,308	395,059
Operating expenses:
General and administrative	2,099,979	824,204	4,516,691	1,441,935
Research and development	394,769	181,641	1,006,074	575,505
Sales and marketing	373,695	770,247	1,286,840	1,452,996
Acquisition and integration	-	534,290	-	911,627
Depreciation and amortization	167,046	5,101	334,091	5,101
Total operating expenses	3,035,489	2,315,483	7,143,696	4,387,164
Loss from operations	(3,029,729)	(2,255,844)	(7,128,388)	(3,992,105)
Other expenses:
Interest expense	(743,938)	(168,763)	(1,109,191)	(328,763)
Change in fair value of SAFE notes	-	(17,980,118)	-	(17,368,415)
Change in fair value of derivative liabilities	(17,864)	-	(17,864)	-
Other income (expense), net	-	(2,726,183)	-	(2,726,183)
Gains (loss) from extinguishment of debt	-	(5,728,295)	-	(5,728,295)
Gain (loss) on issuance of shares	20,658	-	19,402	-
Total other expenses	(741,144)	(26,603,359)	(1,107,653)	(26,151,656)
Loss before income taxes	(3,770,873)	(28,859,203)	(8,236,041)	(30,143,761)
Provision for income taxes	-	-	-	-
Net loss	$(3,770,873)	$(28,859,203)	$(8,236,041)	$(30,143,761)

Net loss per share (a)
Basic and diluted (a)	$(2.68)	$(50.05)	$(6.37)	$(56.58)
Weighted average number of shares
Basic and diluted	1,405,120	576,579	1,292,050	532,747

(a)	All share and per share information have been adjusted to reflect a 1-for-25 reverse stock split effective May 29, 2026.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CID HOLDCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

					Total
	Common Stock (a)		Additional Paid-In	Accumulated	Shareholders’ Equity
Six Months Ended June 30, 2026	Shares	Amount	Capital (a)	Deficit	(Deficit)
Balances as of December 31, 2025	1,170,933	$117	$61,690,683	$(61,451,334)	$239,466
Stock-based compensation	-	-	1,753	-	1,753
Share issuance for services	13,598	1	124,999	-	125,000
Share issuance for cash	800	-	6,420	-	6,420
Net loss	-	-	-	(4,465,168)	(4,465,168)
Balances as of March 31, 2026	1,185,331	$118	$61,823,855	$(65,916,502)	$(4,092,529)
Stock-based compensation	-	-	1,611	-	1,611
Share issuance for cash	329,898	33	640,159	-	640,192
Share issuance for debt conversion	360,165	36	895,119	-	895,155
Share issuance for warrant exercises	65,596	7	158,736		158,743
Share purchase commitment	25,052	3	119,997		120,000
Net loss	-	-	-	(3,770,873)	(3,770,873)
Balances as of June 30, 2026	1,966,042	$197	$63,639,477	$(69,687,375)	$(6,047,701)

							Total
	Legacy Common Stock		Common Stock (a)		Additional Paid-In	Accumulated	Shareholders’ Equity
Six Months Ended June 30, 2025	Shares	Amount	Shares	Amount	Capital (a)	Deficit	(Deficit)
Balances as of December 31, 2024	108,975,000	$108,975	-	$-	$330,366	$(24,733,263)	$(24,293,922)
Retroactive application of recapitalization	(108,975,000)	(108,975)	488,429	49	108,926	-	-
Balances as of December 31, 2024, adjusted	-	-	488,429	49	439,292	(24,733,263)	(24,293,922)
Stock-based compensation	-	-	-	-	10,005	-	10,005
Net loss	-	-	-	-	-	(1,284,558)	(1,284,558)
Balances as of March 31, 2025	-	$-	488,429	$49	$449,297	$(26,017,821)	$(25,568,475)
Stock-based compensation	-	-	-		9,737	-	9,737
Reverse recapitalization transaction, net	-	-	617,049	62	56,157,130	-	56,157,192
Net loss	-	-	-			(28,859,203)	(28,859,203)
Balances as of June 30, 2025	-	$-	1,105,478	$111	$56,616,164	$(54,877,024)	$1,739,251

(a)	All Common Stock share and related dollar information as well as Additional paid-in capital have been adjusted to reflect a 1-for-25 reverse stock split effective May 29, 2026.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CID HOLDCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(8,236,041)	$(30,143,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	334,091	5,101
Amortization of debt origination fees	267,500	—
Interest expense	270,723	21,380
Change in fair value of SAFE notes	—	17,368,415
Change in fair value of derivative liabilities	17,864	—
Transaction costs paid in shares	—	156,869
Share-based compensation expense	3,364	19,742
Noncash operating lease expense	70,920	—
Amortization of ROU assets	—	31,641
Loss on debt extinguishment	—	5,728,295
Loss on issuance of shares	(19,402)	—
Operating lease payment	—	(51,642)
Reverse recapitalization transaction	—	(3,339,169)
Shares issued for debt origination fees	120,000	—
Shares issued for services	125,000	—
Change in operating assets and liabilities:
Accounts receivable	3,591,860	34,328
Prepaid expenses and other assets	61,559	(404,842)
Inventory	(1,237,819)	(297,186)
Accounts payable	2,483,860	(540,863)
Accrued expenses	359,758	1,006,861
Accrued compensation	24,515	(150,623)
Interest payable to related parties	10,344	—
Accrued taxes	12,000	3,911,691
Operating lease liabilities	(67,901)	—
Derivative liabilities	101,243	—
Deferred revenue	(180)	251,021
Net cash used in operating activities	(1,706,742)	(6,392,742)
INVESTING ACTIVITIES
Purchase of property and equipment	—	(107,200)
Capitalized software development costs	(39,296)	(636,598)
Net cash used in investing activities	(39,296)	(743,798)
FINANCING ACTIVITIES
Proceeds from issuance of short-term loans to third-parties	1,190,000	2,850,000
Proceeds from issuance of SAFE notes	—	23,752
Proceeds from PIPE investments	—	10,837,643
Proceeds from issuance of short-term loan from related parties	349,996	—
Proceeds from issuance of shares	644,756	—
Proceeds from Trust accounts	—	5,577,304
Proceeds from warrant exercises	180,000	—
Purchase of common stock	—	(5,000,000)
Repayment of bridge loans	—	(1,380,545)
Repayment of short-term loan to third-parties	(1,028,269)	—
Net cash provided by financing activities	1,336,483	12,908,154
Net increase in cash during the period	(409,555)	5,771,614
Cash, beginning of period	865,624	721,032
Cash, end of period	$456,069	$6,492,646
SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITIES
Cash paid for interest	$778,691	$-
Conversion of third-party short-term debt to equity	$895,155	$2,456,500
ROU asset obtained in exchange for lease liability	$-	$482,227
Conversion of SAFE notes to equity	$-	$40,726,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

CID HOLDCO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Company Information

Organization and Nature of Operations

CID Holdco, Inc. (the “Company”, or “CID Holdco”, or “CID”), formerly known as SEE ID Inc., dba Dot AI (the “Legacy Company” or “SEE ID”), was incorporated in Delaware with its headquarters in Las Vegas, Nevada. The Company helps businesses transform their operations by optimizing safety, security, and efficiency of operations through in-process tracking of resources. Through the Company’s extensive research and development initiatives, the Company’s main focus includes areas such as Industrial IoT, Indoor and  Outdoor tracking with seamless transitions, Passive RFID (including Bluetooth and 5G), Collision Avoidance, real- time locating system, Dolly management, and related supported software applications.

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

Pursuant to the Business Combination Agreement, on June 18, 2025, each of the following transactions occurred in the following order: (a) ShoulderUp Merger Sub merged with and into SUAC, with SUAC continuing as the surviving entity, and, in connection therewith, each ordinary share of SUAC issued and outstanding immediately prior to the Closing Date were canceled in exchange for the right of the holder thereof to receive, with respect to each ordinary share that is not redeemed or converted at Closing, one share of common stock of the Company (“Common Stock”); (b) SEI Merger Sub merged with and into SEE ID, with SEE ID continuing as the surviving entity, and, in connection therewith, (i) SEE ID Common Stock issued and outstanding immediately prior to the Closing Date were canceled in exchange for the right of the holders thereof to receive shares of Common Stock as set forth in the Business Combination Agreement and (ii) any convertible securities of SEE ID were converted; and (c) as a result of the Mergers, SUAC and SEE ID each became wholly owned subsidiaries of the Company, and the Company became a publicly-traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the provisions of applicable law.

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

The Company has a limited operating history, has incurred significant operating losses since its inception, and the revenue and income potential of the Company’s business and market are unproven. The preparation of these condensed consolidated financial statements does not include any adjustments that may result from the outcome of this uncertainty. The Company’s condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2026, the Company had $456,069 in cash, a working capital deficit of $9,475,752 and accumulated deficit of $69,687,375. To date, the Company has funded its operations primarily with the net proceeds from the issuance of convertible promissory notes and the issuance and sale of equity securities. Following June 18, 2025, the Company has also funded its operations with proceeds from the Business Combination, short-term borrowings, and proceeds from the issuance of shares under its share subscription line of credit. The Company expects to incur substantial operating losses for the next several years and has obtained additional near-term financing to continue its research and development activities as described below.

On June 18, 2025, the Company entered into a share subscription line of credit agreement under which the Company can access up to $50,000,000 in aggregate proceeds (see Note 10) to fund its R&D activities and its operations. See Subsequent events (Note 21).

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

As of June 30, 2026, Edmund Nabrotzky, Chief Executive Officer of the Company, Charles Maddox, Chief Financial Officer and Chief Operating Officer of the Company, and Vijayan Nambiar, Chief Technology Officer of the Company, loaned the Company an aggregate of $349,996 and may make additional loans to the Company up to an aggregate amount of $600,000 (collectively, the “Executive Loans”).

On April 17, 2026, the Company entered into a financing arrangement with White Lion Capital, LLC (“White Lion”) consisting of an equity purchase facility and senior secured convertible promissory notes. Under the equity purchase facility, the Company may sell up to $10.0 million of its common stock to White Lion from time to time through purchase notices, subject to specified pricing terms, ownership limitations, and other conditions.

In addition, the Company entered into a note purchase agreement pursuant to which White Lion agreed to purchase senior secured convertible promissory notes with an aggregate principal amount of up to $2,875,000, reflecting a 20% original issue discount on aggregate cash proceeds of up to $2,300,000. The notes bear interest at 8% per annum, are secured by substantially all of the Company’s assets, and are convertible into common stock at a discount to the market price, subject to further reductions in the conversion price upon certain events of default. In connection with the financing, White Lion is also entitled to commitment shares valued at $120,000 and warrants to purchase up to $2,000,000 of common stock at an exercise price equal to 99% of the closing market price on the trading day immediately preceding the applicable exercise date. Aggregate share issuances under the agreements are subject to a 19.99% cap on the Company’s outstanding common stock unless stockholder approval is obtained.

As of June 30, 2026, White Lion had funded $690,000 to the Company under the convertible note arrangement, net of $172,500 of issuance costs. Under the $10,000,000 equity purchase facility, the Company had submitted purchase notices totaling $640,192 and issued 329,898 shares of common stock to White Lion. In addition, White Lion had exercised $180,000 of warrants, resulting in the issuance of 65,596 shares of common stock.

On June 23, 2026, the Company entered into a note purchase agreement with Phillips Equities & Trust, LLC (“Phillips”), pursuant to which Phillips agreed to provide $500,000 of financing in the form of secured convertible debt. The note matures 12 months from the issuance date and bears interest at 6% per annum. The note is convertible, at the holder’s option, into shares of the Company’s common stock at a conversion price equal to 80% of the applicable market price, subject to the exchange cap, beneficial ownership limitations, applicable securities laws, and trading market requirements. The Company expects to use the proceeds primarily for general corporate purposes, including supporting liquidity and servicing existing debt obligations.

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

Note 2 - Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes in these policies or their application.

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

These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 11, 2026.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures of certain additional expense information on an annual and interim basis, including, among other items, the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each income statement expense caption, as applicable. The updated standard is effective for our annual periods beginning  after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance but does not anticipate a material impact on its condensed consolidated financial statements or related disclosures.

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

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Clarifications to Accounting for Certain Convertible Debt Instruments, which amends ASC 470-20 to clarify the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The ASU is intended to improve the relevance and consistency in application of the induced conversion guidance in ASC 470-20 for (a) convertible debt instruments with cash conversion features and (b) debt instruments that are not currently convertible. The ASU removes references limiting induced conversion guidance to settlements in equity, thereby clarifying that the guidance may apply to conversions settled in equity, cash (or other assets), or a combination thereof. It also clarifies that, to qualify for induced conversion accounting, (i) the inducement offer must preserve the form and amount of consideration issuable under the original conversion privileges, (ii) the instrument must contain a substantive conversion feature at issuance and on the date the inducement offer is accepted, and (iii) the conversion must result from changed conversion privileges exercisable only for a limited period. The ASU further provides implementation guidance and examples, and clarifies that inducement expense is measured as the excess of the fair value of the consideration transferred over the fair value of the consideration issuable under the original conversion terms. The amendments in ASU No. 2024-04 are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. As of June 30, 2026, the guidance did  not have an impact on the Company, as there have been no modifications to the original conversion terms of its convertible debt instruments to induce holders to convert their holdings into equity shares.

Other than the accounting standards described above, the Company did not adopt any new accounting standards during the three and six months ended June 30, 2026 that had a material impact on its condensed consolidated financial statements. The Company has reviewed all recently issued accounting pronouncements and determined that no other standards adopted during the periods materially affected its condensed consolidated financial position, results of operations, cash flows, or related disclosures.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is assessed by comparing the carrying amount of the asset or asset group with the undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount exceeds the expected undiscounted future cash flows, an impairment loss is recognized to the extent that the carrying amount exceeds the fair value of the asset or asset group.

As of June 30, 2026, the Company identified impairment indicators related to its long-lived assets and performed a recoverability assessment. Based on the assessment, the estimated undiscounted future cash flows exceeded the carrying amount of the related asset group and, accordingly, no impairment loss was recognized. As of December 31, 2025, no indicators of impairment were identified and no impairment loss was recognized.

Revisions and Reclassifications

Certain revisions and reclassifications have been made to amounts in prior years’ financial statements and notes to the financial statements to conform to current year presentation. These revisions and reclassifications had no impact on total loss from operations, net loss, or shareholders’ equity (deficit) for any period presented (See Note 5).

Note 3 – Reverse Stock Split

On May 12, 2026, at the Company’s annual meeting of stockholders, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation authorizing the Board of Directors (the “Board”) to effect one or more reverse stock splits of the Company’s common stock at a ratio ranging from 1-for-10 to 1-for-25, with the exact ratio to be determined by the Board in its sole discretion. The Board subsequently approved a 1-for-25 reverse stock split (the “Reverse Stock Split”).

On May 27, 2026, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split. The Reverse Stock Split became effective at 4:01 p.m. Eastern Time on May 29, 2026. The Company’s common stock began trading on a split-adjusted basis on The Nasdaq Stock Market LLC at the market open on June 1, 2026 under the existing trading symbol “DAIC” and a new CUSIP number of 171756208.

As a result of the Reverse Stock Split, every 25 shares of common stock issued and outstanding or held as treasury stock immediately prior to the effective time were automatically reclassified and combined into one share of common stock, without any action required by the respective stockholders. The Reverse Stock Split reduced the number of shares of common stock outstanding from approximately 30.26 million shares to approximately 1.21 million shares. The par value of the Company’s common stock remained unchanged at $0.0001 per share, and the Reverse Stock Split did not affect the number of shares of common stock authorized under the Company’s Certificate of Incorporation.

No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares resulting from the Reverse Stock Split were rounded down to the nearest whole share, and stockholders were entitled to receive cash in lieu of such fractional shares based on the fair value of the Company’s common stock immediately prior to the effective time, as determined by the Board. In connection with the settlement of fractional shares, the Company paid a de minimus amount to stockholders.

The Reverse Stock Split did not affect the Company’s total assets, total liabilities, or total stockholders’ equity, except for the immaterial effect of cash paid in lieu of fractional shares. The reduction in the par value of issued and outstanding common stock resulting from the reduction in the number of shares outstanding was reclassified to additional paid-in capital. All share and per-share amounts presented in the accompanying condensed consolidated financial statements and related notes have been retrospectively adjusted, where applicable, to reflect the Reverse Stock Split.

Note 4 – Business Combination and Reverse Recapitalization

Business Combination

On March 18, 2024, the Company entered into a Business Combination Agreement with ShoulderUp, ShoulderUp Merger Sub, Inc., SEI Merger Sub, Inc. and the Legacy Company.

On June 18, 2025, the Company consummated its Business Combination pursuant to the terms of the Business Combination Agreement. The Business Combination was structured as follows. All share and per-share amounts below have been adjusted to give effect to the Company’s 1-for-25 reverse stock split, effective May 29, 2026:

●	At the Closing, each ordinary share of ShoulderUp that was not redeemed or converted was exchanged for one share of CID Holdco Inc. Common Stock. Each issued and outstanding unit of ShoulderUp (“Unit”) was automatically separated into (i) one ordinary share and (ii) one-half of one warrant. Each whole warrant is exercisable to purchase one ordinary share at an exercise price of $287.50 per share.

●	506,589 shares of Common Stock were issued to the public shareholders of ShoulderUp at Closing, equivalent to approximately 20,264 shares after giving effect to the 1-for-25 reverse stock split. An additional 6,698,333 shares were issued to ShoulderUp’s officers and directors, ShoulderUp Technology Sponsor LLC (the “Sponsor”), and transferees of founder shares, equivalent to approximately 267,933 shares on a post-split basis.

●	1,345,001 shares of Common Stock were issued to certain original public shareholders who had previously agreed not to redeem their shares, equivalent to approximately 53,800 shares after giving effect to the reverse stock split.

●	482,500 shares of Common Stock were issued to holders of the ShoulderUp bridge loan to partially settle the outstanding loan balance at Closing, equivalent to 19,300 shares after giving effect to the reverse stock split. In addition, 150,000 shares were issued to legal services provider DLA Piper LLP to partially settle outstanding service fees pursuant to the Expense Release and Payment Agreement executed on June 3, 2025, equivalent to 6,000 shares on a post-split basis.

●	All 108,975,000 shares of SEE ID Common Stock issued and outstanding immediately prior to the Closing were canceled and converted into 12,210,718 shares of the Company’s Common Stock pursuant to the applicable exchange ratio of 0.11205. Following the 1-for-25 reverse stock split, such shares were adjusted to approximately 488,429 shares of Common Stock.

●	2,909,057 shares of Common Stock were issued to the SEE ID SAFE note holders, equivalent to approximately 116,362 shares after giving effect to the reverse stock split.

●	11,205 shares of Common Stock were issued in exchange for financial advisory services at Closing, equivalent to approximately 448 shares after giving effect to the reverse stock split.

●	3,323,536 shares of Common Stock were issued to three major PIPE investors, equivalent to approximately 132,942 shares after giving effect to the reverse stock split.

●	The Company assumed 15,654,983 public and private warrants of ShoulderUp, net of 20,017 forfeitures. Following the 1-for-25 reverse stock split, the number of shares of Common Stock underlying such warrants was proportionately adjusted to approximately 626,199 shares, and the exercise price was adjusted from $11.50 per (Pre-split) share to $287.50 per post-split share.

Redemption

Prior to the Closing, certain public shareholders of ShoulderUp exercised their rights to redeem certain ordinary shares for funds previously held in the trust account, resulting in the redemption of 2,000 ordinary shares for an aggregate payment of approximately $22,019. After redemptions, there was a total of 506,589 ordinary shares, which were converted into Common Stock in connection with the Business Combination, and approximately $5.58 million remained in the trust account. After giving effect to the 1-for-25 reverse stock split effective May 29, 2026, such 506,589 shares were adjusted to approximately 20,264 shares of Common Stock.

Share Ownership Upon Closing

The number of shares of Common Stock issued in connection with the Business Combination and subsequent equity conversion was as follows:

	Shares at Closing	Shares After 1-for-25 Reverse Stock Split
Ordinary shares, outstanding prior to the Business Combination	508,589	20,344
Less: Redemption of ordinary shares	(2,000)	(80)
Ordinary shares held by ShoulderUp’s officers and directors, the Sponsor and each transferee of founder shares	6,698,333	267,933
Ordinary shares held by non-redemption share holders	1,345,001	53,800
Ordinary shares held by ShoulderUp bridge loan holder	482,500	19,300
Ordinary shares held by DLA Piper, LLP	150,000	6,000
Common Stock issued to holders of SEE ID Inc.	12,210,718	488,429
Common Stock issued to SEE ID SAFE note holders	2,909,057	116,362
Common Stock issued to StartUpNV	11,205	448
Common Stock issued to PIPE investors	3,323,536	132,942
Common Stock Upon the Business Combination	27,636,939	1,105,478

The post-reverse stock split amounts presented above give effect to the Company’s 1-for-25 reverse stock split, effective May 29, 2026. Pursuant to the terms of the reverse stock split, no fractional shares were issued. Any fractional shares resulting from the reverse stock split were rounded down to the nearest whole share, and the Company paid a de minimis amount of cash in lieu of such fractional shares.

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

Prior to the Closing of the Business Combination, one of the lenders elected to convert a portion of its outstanding principal and accrued interest into 614,125 shares of Common Stock, based on a conversion price of $4.00 per share. The other lender opted to receive full repayment in cash. Following the 1-for-25 reverse stock split effective May 29, 2026, the 614,125 shares were adjusted to 24,565 shares of Common Stock.

The table below summarizes the transaction:

Bridge Loans	Effective Date	Amount	Interest at closing	Payback in Cash	Payback in shares at 4/share	Shares at Closing	Shares After 1-for-25 Reverse Stock Split
Bridge loan 1*	1/29/2025	$1,500,000	$150,000	$(193,500)	$1,456,500	364,125	14,565
Bridge loan 2*	4/9/2025	500,000	50,000	(50,000)	500,000	125,000	5,000
Bridge loan 3*	5/7/2025	500,000	50,000	(50,000)	500,000	125,000	5,000
Bridge loan 4	3/29/2025	100,000	10,000	(110,000)	-	-	-
Bridge loan 5	6/5/2025	250,000	20,000	(270,000)	-	-	-
Total		$2,850,000	$280,000	$(673,500)	$2,456,500	614,125	24,565

*	Bridge loans from this investor had an aggregate principal amount of $2,500,000. At the Closing of the Business Combination, the investor received a cash payment of $293,500, consisting of $250,000 in minimum 10% interest and $43,500 in principal repayment. In addition, the investor received 614,125 shares of Common Stock in exchange for $2,456,500 of combined principal and accrued interest, based on a per share price of $4.00.

In connection with the bridge loan conversion, the Company derecognized $2,456,500 of the outstanding liability upon the issuance of 614,125 shares of Common Stock, equivalent to 24,565 shares after giving effect to the Company’s 1-for-25 reverse stock split. The Company recognized a loss on debt extinguishment of $6,141,250 during the second quarter of 2025, based on the fair value of the Common Stock of $14.00 per share at the Closing, equivalent to $350.00 per share on a post-reverse stock split basis.

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

Following the Company’s 1-for-25 reverse stock split, effective May 29, 2026, the 2,709,411 shares are equivalent to approximately 108,376 shares of Common Stock, and the $4.00 per-share purchase price is equivalent to $100.00 per share on a post-reverse stock split basis. The aggregate gross proceeds were unaffected by the reverse stock split. The following table presents the breakdown of the PIPE investments.

PIPE	Effective Date	Amount	Shares at Closing	Shares After 1-for-25 Reverse Stock Split
PIPE 1	6/16/2025	$2,814,500	703,625	28,145
PIPE 2	6/10/2025	1,000,000	250,000	10,000
PIPE 3	6/17/2025	7,023,143	1,755,786	70,231
Total PIPE		$10,837,643	2,709,411	108,376

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

Note 5 - Reclassifications and Revisions of Prior Period Financial Statements

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

For the three months ended March 31, 2025, the Company revised its expense presentation by reallocating certain amounts previously reported under cost of goods sold to general and administrative, research and development, and sales and marketing expenses to better reflect the nature of the underlying costs. In addition, certain expenses were reclassified among these operating expense categories. These reclassifications had no effect on total revenue, loss from operations, net loss, or shareholders’ equity (deficit) for any period presented. The impact of these reclassifications was previously disclosed in the Company’s Q2 2025 Quarterly Report on Form 10-Q filed with the SEC on August 20, 2025. See such filing for additional details.

Note 6 - Concentrations

Concentration of Credit Risk Arising From Cash Deposits in Excess of Insured Limits

The Company maintains a cash balance with a U.S. financial institution, in which the balance exceeds the FDIC insured limit of $250,000. As of June 30, 2026 and December 31, 2025, the Company’s cash balance held at the financial institution exceeded the FDIC limit. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Significant Customers

A significant customer is defined as a customer that accounts for 10% or more of the Company’s total revenue. For the three and six months ended June 30, 2026, two customers collectively accounted for 100% of total revenue. One customer represented approximately 60% and 61% of total revenue for the three and six months ended June 30, 2026, respectively, while the other customer represented approximately 40% and 39%, respectively. For the three months ended June 30, 2025, two customers accounted for approximately 81% and 15% of total revenue, respectively. For the six months ended June 30, 2025, the same two customers accounted for approximately 53% and 41% of total revenue, respectively.

As of June 30, 2026, the Company’s accounts receivable balance consisted of two customers. One customer accounted for approximately 95% of total accounts receivable and the other customer accounted for approximately 5%. As of December 31, 2025, the Company’s accounts receivable balance was concentrated among three customers. One customer accounted for approximately 98% of total accounts receivable. The Company monitors the creditworthiness of its customers on an ongoing basis and believes that its credit risk is limited due to the financial strength and payment history of these customers. Management does not expect any material losses from these receivable concentrations and has not recorded an allowance for credit losses, as all receivables are considered highly collectible.

As of June 30, 2026 and December 31, 2025, there was no accounts receivable allowance for credit losses. There were no credit losses for the three and six months ended June 30, 2026 and 2025.

Note 7 - Property and Equipment

Property and equipment, net, as of June 30, 2026 and December 31, 2025, consisted of the following:

	Estimated useful life	June 30, 2026	December 31, 2025
Equipment	3 to 10 years	$665,303	$665,303
Leasehold improvements	Lesser of lease term or estimated useful life	16,400	16,400
Less: Accumulated depreciation and amortization		(78,482)	(36,463)
Property and equipment, net		$603,221	$645,240

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense	$21,010	$5,101	$42,019	$5,101

Note 8 - Capitalized Software Development Costs

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

The Company evaluates capitalized software development costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the six months ended June 30, 2026, the Company experienced a significant deterioration in operating activities, suspended manufacturing operations, furloughed its workforce, and began evaluating potential transactions involving the sale of substantially all of the Company’s assets and business. Management determined that these events represented impairment indicators and performed a recoverability assessment of the asset group that includes the Company’s capitalized software.

As of June 30, 2026, the net carrying amount of capitalized software development costs was approximately $2.7 million. Based on management’s estimate of the undiscounted cash flows expected to be generated from the continued use and eventual disposition of the related asset group, management determined that the carrying amount was recoverable. Accordingly, no impairment loss related to the capitalized software was recognized as of June 30, 2026.

The capitalized software remained classified as held and used as of June 30, 2026, and amortization continues over its remaining estimated useful life. Management will continue to evaluate the recoverability and remaining useful life of the capitalized software in future reporting periods based on changes in expected use, operating plans, and any potential disposition transactions.

The software was ready for its intended use as of January 1, 2026, and amortization commenced on that date. For the six months ended June 30, 2026 and 2025, the Company recorded amortization expense of $292,072 and $0, respectively.  For the three months ended June 30, 2026 and 2025, the Company recorded amortization expense of $146,036 and $0, respectively. Amortization expense is included in “Depreciation and amortization” in the condensed consolidated statements of operations.

Note 9 - Loans and Fair Value Measurements

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

Upon closing of the Business Combination, which qualified as an equity financing under the SAFE agreements, all outstanding SAFE notes automatically converted into 2,909,057 shares of Common Stock, equivalent to approximately 116,362 shares after giving effect to the Company’s 1-for-25 reverse stock split. As a result, the Company recognized a $17.4 million fair value adjustment during the second quarter of 2025 based on the $14.00 per share closing price.

J.J. Astor Loans and Subsequent Assumption by LHT I

On December 5, 2025, the Company entered into a loan agreement with J.J. Astor & Co. (“J.J. Astor”) for up to $5,000,000 in senior secured convertible loans, consisting of an initial $2,000,000 tranche and up to three additional $1,000,000 tranches. The initial tranche was issued as a $2,000,000 convertible note, of which $1,810,000 was funded, net of fees. The note matures on November 30, 2026 and is repayable in twelve monthly installments, consisting of an initial payment of $108,334 followed by eleven monthly payments of approximately $226,515, totaling $2,600,000. Each additional tranche, if funded at the lender’s discretion and subject to specified conditions (including equity line of credit (“ELOC”) availability, Nasdaq listing, minimum stock price, and trading volume requirements), will be issued as a $1,000,000 convertible note with $960,000 funded net of fees and accompanied by a warrant. The Company is required to use proceeds from its ELOC to make monthly payments, with 80% of ELOC proceeds remitted directly to the lender. Certain extraordinary receipts must also be applied toward repayment.

In connection with the initial funding, the Company issued a warrant to purchase 230,770 shares at $1.69 per share, equivalent to approximately 9,231 shares at an exercise price of $42.25 per share after giving effect to the Company’s 1-for-25 reverse stock split. Additional tranches, if funded, would include similar convertible notes and warrants. The agreement also requires the use of ELOC proceeds for repayment, with 80% of such proceeds remitted directly to the lender, and certain extraordinary receipts applied to outstanding balances. See “Derivative Liabilities” below for further discussion of the accounting for the warrant and embedded features.

For the three and six months ended June 30, 2026, the Company paid $794,078 and $1,568,894, respectively, to J.J. Astor. Including the initial repayment of $108,334 in December 2025, the Company had repaid $1,677,228 as of June 30, 2026, leaving an outstanding balance of $922,772. On June 23, 2026, J.J. Astor & Co. entered into a Note Purchase and Assignment Agreement with LHT I, LLC, pursuant to which LHT I, LLC acquired J.J. Astor’s remaining rights and interests under the loan agreement and assumed the related lender obligations under the existing terms. In connection with the assignment, LHT I, LLC paid $924,616 directly to J.J. Astor. The difference of $1,844 was recorded as interest expense towards to J.J. Astor loan and rolled into the principal pf the LHT I loan. Accordingly, the Company recorded the remaining obligation as a short-term loan payable to LHT I, LLC as of June 30, 2026.

The Company had also capitalized $190,000 of loan origination fees associated with the J.J. Astor financing, which are being amortized over the 12-month term of the loan at $15,833 per month. As of June 30, 2026, the remaining unamortized deferred financing costs were $79,167. Following the assignment of the loan to LHT I, LLC, the deferred financing costs remained associated with the outstanding loan and will continue to be amortized at $15,833 per month through the loan’s maturity date.

White Lion loans

On April 17, 2026, the Company entered into a financing arrangement with White Lion Capital, LLC (“White Lion”) consisting of an equity purchase facility and senior secured convertible promissory notes. Under the equity purchase facility, the Company may sell up to $10.0 million of its common stock to White Lion from time to time through purchase notices, subject to specified pricing terms, ownership limitations, and other conditions.

In addition, the Company entered into a note purchase agreement pursuant to which White Lion agreed to purchase senior secured convertible promissory notes with an aggregate principal amount of up to $2.875 million, reflecting a 20% original issue discount on aggregate cash proceeds of up to $2.3 million. The notes are secured by substantially all of the Company’s assets, and are convertible into common stock at a discount to the market price, subject to further reductions in the conversion price upon certain events of default. In connection with the financing, White Lion is also entitled to commitment shares valued at $120,000 and warrants to purchase up to $2.0 million of common stock at an exercise price equal to 99% of the closing market price on the trading day immediately preceding the applicable exercise date. Aggregate share issuances under the agreements are subject to a 19.99% cap on the Company’s outstanding common stock unless stockholder approval is obtained.

As of June 30, 2026, White Lion had funded $690,000 to the Company under the convertible note arrangement, net of $172,500 of issuance costs. Under the $10.0 million equity purchase facility, the Company had submitted purchase notices totaling $640,192 and issued 329,898 shares of common stock to White Lion. In addition, White Lion had exercised $180,000 of warrants, resulting in the issuance of 65,596 shares of common stock.

The Company elected to account for the White Lion convertible notes under the fair value option, with changes in the fair value of the notes recognized in earnings each reporting period through settlement. During the second quarter of 2026, White Lion converted the outstanding notes and accrued amounts into shares of the Company’s common stock. In connection with these conversions, the Company issued 360,165 shares of common stock in satisfaction of an aggregate of approximately $895,155 of principal and accrued interest. The related note liability was derecognized upon conversion, and by June 26, 2026, the White Lion convertible notes had been fully converted and satisfied. Accordingly, no White Lion convertible note liability remained outstanding as of June 30, 2026.

Phillips Loan

On June 23, 2026, the Company entered into a note purchase agreement with Phillips Equities & Trust, LLC (“Phillips”), pursuant to which Phillips agreed to provide $500,000 of financing in the form of secured convertible debt. The note matures 12 months from the issuance date and bears interest at 6% per annum. The note is convertible, at the holder’s option, into shares of the Company’s common stock at a conversion price equal to 80% of the applicable market price, subject to the exchange cap, beneficial ownership limitations, applicable securities laws, and trading market requirements. The Company expects to use the proceeds primarily for general corporate purposes, including supporting liquidity and servicing existing debt obligations.

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

Upon completion of the Business Combination, all outstanding SAFE notes were converted into shares of the Company’s common stock, resulting in a significant reduction in the related derivative liabilities during the six months ended June 30, 2025.

During 2025, the Company entered into a loan agreement with J.J. Astor that included detachable warrants and embedded derivative features, including a conversion feature and a call option. These instruments and features did not qualify for equity classification under ASC 815 and were therefore bifurcated and accounted for as derivative liabilities at fair value, with changes in fair value recognized in the condensed consolidated statements of operations.

In addition, on April 17, 2026, the Company entered into a warrant purchase agreement with White Lion Capital, LLC. Pursuant to the agreement, White Lion has the right to purchase up to $2.0 million of the Company’s common stock at an exercise price equal to 99% of the closing market price on the trading day immediately preceding the applicable exercise date. The warrant does not qualify for equity classification under ASC 815 and is therefore accounted for as a derivative liability at fair value, with changes in fair value recognized in the condensed consolidated statements of operations.

At issuance, the fair value of the J.J. Astor warrant liability was $210,776, and the fair value of the combined embedded conversion and call option derivative liability was $26,100. These amounts were bifurcated from the related loan proceeds. The derivative liabilities are remeasured at fair value at each reporting date. The fair value of the J.J. Astor warrant liability decreased to $52,535 as of December 31, 2025 and further decreased to $12,736 as of June 30, 2026.

At issuance, the fair value of the White Lion warrant liability was $101,243. The warrant liability is remeasured at fair value at each reporting date, and its fair value increased to $158,906 as of June 30, 2026.

As reflected in the table below, derivative liabilities are presented at fair value at the beginning and end of each reporting period. As of June 30, 2026, the Company’s derivative liabilities consisted of (i) the J.J. Astor warrant liability of $12,736, (ii) the White Lion warrant liability of $158,906, and (iii) the J.J. Astor embedded conversion and call option derivative liability of $26,100, for total derivative liabilities of $197,742. The fair value of the embedded conversion and call option derivative liability is estimated using the Probability-Weighted Expected Return Method (“PWERM”) model, which incorporates significant unobservable inputs, including expected monthly installment payments, the repayment percentage, the applicable discount factor, and scenario probability assumptions. The warrant liability is measured using the Black-Scholes option pricing model, with key inputs including Company asset volatility, Company equity volatility, Company size-adjusted asset volatility, Company size-adjusted equity volatility, the risk-free interest rate, and the liquidity horizon. Changes in the fair value of these derivative instruments during the periods are recognized in the condensed consolidated statement of operations in the periods in which they occur.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Fair Value - beginning of period	$78,635	$22,746,675	$78,635	$23,334,626
Addition	101,243	-	101,243	23,752
Change in fair value of derivative liabilities	17,864	-	17,864	-
Change in fair value of SAFE notes	-	17,980,118	-	17,368,415
SAFE notes converted into shares	-	(40,726,793)		(40,726,793)
Fair Value - end of period	$197,742	$-	$197,742	$-

Note 10 - Equity Line of Credit (“ELOC”)

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

The Company satisfied the $350,000 commitment fee through the issuance of 106,383 shares of Common Stock in September 2025, equivalent to approximately 4,255 shares after giving effect to the Company’s 1-for-25 reverse stock split. The commitment fee was expensed in September 2025. Prior to the issuance of a purchase notice, the SEPA is accounted for as a purchased put option on the Company’s equity. Upon delivery of a purchase notice, it represents a forward contract to issue Common Stock. As the arrangement is an embedded derivative that does not qualify for the equity scope exception under ASC 815, it is bifurcated and measured at fair value, with changes recognized in the statement of operations. The fair value of the derivative was de minimis as of June 30, 2026 and was not recorded on the balance sheet.

On October 13, December 30, December 31, 2025, and February 10, 2026, the Company delivered purchase notices for 30,000, 500,000, 1,000,000, and 20,000 shares, respectively, at settlement prices of $2.62, $0.32, $0.32, and $0.26 per share, respectively. After giving effect to the Company’s 1-for-25 reverse stock split, these amounts are equivalent to 1,200, 20,000, 40,000, and 800 shares, respectively, at split-adjusted settlement prices of $65.50, $8.00, $8.00, and $6.50 per share, respectively. This resulted in gross proceeds of $78,516, $159,500, $317,000, and $5,164, respectively. The Company issued 30,000 shares in October 2025, 1,000,000 shares in December 2025, 500,000 shares in January 2026, and 20,000 shares in February 2026, equivalent to 1,200, 40,000, 20,000, and 800 shares, respectively, after giving effect to the 1-for-25 reverse stock split. Because the shares were issued to New Circle at prices determined using a discounted VWAP formula, the cash proceeds received were below the fair value of the shares on the respective issuance dates. The Company measured the shares at fair value on the date cash was received and recognized the difference between (i) the fair value of the shares issued and (ii) the proceeds calculated pursuant to the discounted VWAP pricing terms. For the three and six months ended June 30, 2026, the Company recognized losses of $0 and $1,256, respectively, related to share issuances under the New Circle ELOC in the condensed consolidated statements of operations.

On May 8, 2026, the Company terminated its SEPA with New Circle. The Company terminated the SEPA as part of a shift in its financing strategy. The termination was effected by notice permitted under the SEPA. Following the termination, neither the Company nor New Circle has any further right to require purchases of the Company’s common stock under the SEPA after the termination date, and the SEPA otherwise ceased to be of further force and effect, except for those provisions that expressly survive termination. No termination fee or penalty was payable by the Company in connection with the termination.

On April 17, 2026, the Company entered into a Common Stock Purchase Agreement with White Lion, pursuant to which the Company has the right, but not the obligation, to sell to White Lion from time to time up to an aggregate of $10.0 million of the Company’s common stock during the commitment period, subject to the terms, conditions, and limitations set forth in the agreement. The Company may initiate purchases by delivering either a Rapid Purchase Notice or a VWAP Purchase Notice to White Lion. For each purchase, the Company is required to deliver the applicable shares to White Lion’s designated brokerage account through the Depository Trust Company’s DWAC system. The purchase price and investment amount are determined in accordance with the pricing provisions applicable to the selected purchase mechanism, including, for VWAP purchases, the volume-weighted average market price of the Company’s common stock during the applicable valuation period. Each purchase is subject to customary closing conditions, applicable beneficial ownership limitations, and certain restricted periods during which purchase notices may not be delivered. Generally, White Lion is required to remit the applicable purchase amount to the Company no later than one business day following the applicable purchase notice date or, in the case of a VWAP purchase, the applicable VWAP valuation period. The Company may not deliver a subsequent purchase notice until the prior purchase has closed, unless White Lion waives such restriction in writing.

Throughout June 2026, the Company delivered multiple purchase notices to White Lion and received aggregate proceeds of $640,192 in exchange for the issuance of 329,898 shares of common stock. Because the shares were issued at prices determined using a discounted VWAP formula, the proceeds received were less than the fair value of the shares on the respective issuance dates. Accordingly, the Company measured the shares issued at fair value and recognized the difference between the fair value of the shares and the related cash proceeds as a loss on issuance. For both the three and six months ended June 30, 2026, the Company recognized a de minimis loss related to share issuances under the White Lion ELOC in the condensed consolidated statements of operations.

Note 11 – Shareholders’ Equity

Reverse Recapitalization

As described in Note 4, Business Combination and Reverse Recapitalization, all historical equity data, including stock option data, in these condensed consolidated financial statements has been retrospectively adjusted by the Exchange Ratio to reflect the reverse recapitalization that occurred on June 18, 2025.

Common Stock

On May 29, 2026, the Company effected a 1-for-25 reverse stock split of its common stock. Accordingly, all share amounts presented below have been retrospectively adjusted, where applicable, to reflect the effect of the reverse stock split. See Note 3 – Reverse Stock Split  for additional information.

As of June 30, 2026, the Company was authorized to issue 300,000,000 shares of common stock, par value $0.0001 per share, of which 1,966,042 shares were issued and outstanding.

During the three months ended March 31, 2026, the Board of Directors approved the issuance of 13,598 (Post-split) shares of common stock to a service provider. Although the administrative steps necessary to formally issue the shares were completed in April 2026, the related share-based compensation expense was recognized during the three months ended March 31, 2026 based on the date of Board approval.

During the six months ended June 30, 2026, the Company issued an aggregate of 330,698 shares of common stock pursuant to ELOC purchase notices, including 800 shares issued to New Circle and 329,898 shares issued to White Lion. In addition, the Company issued 360,165 shares to White Lion upon the conversion of an aggregate of $895,155 of outstanding principal and accrued interest, 65,596 shares upon the exercise of $180,000 warrants, and 25,052 shares in settlement of $120,000 of commitment fees.

Note 12 - Equity Incentive Plan

In January 2021, the Legacy Company adopted the 2021 Equity Incentive Plan (the “2021 Incentive Plan”), which provided for grants of awards in the form of incentive stock options, non-qualified stock options, and restricted stock awards to selected employees, directors, and independent contractors of the Company and its affiliates, as defined in the Incentive Plan. The Company assumed the 2021 Plan and all outstanding awards thereunder in connection with the Business Combination. Initially, the aggregate number of shares of Common Stock that may be issued by the Legacy Company under the 2021 Incentive Plan was not to exceed 4,672,506, equivalent to approximately 186,900 shares after giving effect to the Company’s 1-for-25 reverse stock split. Following the Business Combination, no additional awards may be granted under the 2021 Incentive Plan, and no additional shares remain available for issuance under the 2021 Incentive Plan other than the 2,032,521 shares that were subject to the outstanding awards that were assumed by the Company in connection with the Business Combination, equivalent to approximately 81,301 shares after giving effect to the Company’s 1-for-25 reverse stock split. The purpose of the 2021 Incentive Plan was to encourage and enable selected participants to acquire or to increase their holdings of the Company’s Common Stock and other equity-based interests in the Company in order to promote a closer identification of their interests with those of the Company and its stockholders. The 2021 Incentive Plan is administered by the Company’s Board of Directors. As of June 30, 2026, the Company has granted awards under the 2021 Equity Incentive Plan as described in the stock options and restricted stock awards subsections below under this note.

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

The 2024 Incentive Plan initially provided for a maximum aggregate of 2,927,332 shares of the Company’s Common Stock available for issuance, equivalent to approximately 117,093 shares after giving effect to the Company’s 1-for-25 reverse stock split. Subsequently, the Company’s stockholders approved an amendment to the 2024 Incentive Plan increasing the number of shares of Common Stock available for issuance thereunder to 19,959,853 shares on a pre-split basis. Following the effectiveness of the Company’s 1-for-25 reverse stock split on May 29, 2026, the 19,959,853-share reserve was adjusted to approximately 798,394 shares of Common Stock, subject to the treatment of fractional shares and other adjustments provided for under the plan. The 2024 Incentive Plan also provides for an annual increase, beginning with the first fiscal year following stockholder approval and continuing for up to ten years, equal to the lesser of 10% of the outstanding shares as of the end of the immediately preceding fiscal year or such lesser amount as determined by the Board.

The 2024 Incentive Plan is administered by the Board of Directors or a duly authorized committee thereof, which has the authority to determine the participants to whom awards will be granted, the type and number of awards, and the terms and conditions of each award, including vesting, subject to the provisions of the plan. The 2024 Incentive Plan will remain in effect until terminated by the Compensation Committee, provided that no awards may be granted later than ten years from the earlier of the date of Board or stockholder approval. As of June 30, 2026, no equity awards had been granted pursuant to the 2024 Incentive Plan.

Stock Options

Stock option activity pursuant to the 2021 Incentive Plan for the three and six months ended June 30, 2026 is as follows. All share and price information have been adjusted to reflect a 1-for-25 reverse stock split effective May 29, 2026.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Options outstanding as of December 31, 2025	74,472	$2.74	5.66
Options granted	-	-	-
Options exercised	-	-	-
Options canceled	(7)	215.27	n/a
Options outstanding as of June 30, 2026	74,465	2.72	5.16
Total vested as of June 30, 2026	74,010	2.69	5.59

For the three months ended June 30, 2026 and 2025, the Company recognized share-based compensation expense relating to stock options totaling $1,611 and $9,736 respectively. For the six months ended June 30, 2026 and 2025, the Company recognized share-based compensation expense relating to stock options totaling $3,364 and $19,742, respectively. Share-based compensation expense relating to stock options is included in “General and administrative” in the accompanying condensed consolidated statements of operations.

Restricted Stock Awards

For the three and six months ended June 30, 2026 and 2025, the Company did not grant any restricted stock awards. As of June 30, 2026 and December 31, 2025, there were no unvested restricted stock awards.

Note 13 - Net (Loss) Earnings  Per Share

Net (Loss) Earnings  per share accounting requires the presentation of both basic and diluted (loss) earnings  per share on the face of the statements of operations. The Company’s basic net loss per share is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding for the period. If there are dilutive securities, diluted income per share is computed by including Common Stock equivalents which includes shares issuable upon the exercise of stock options into common shares, using the treasury stock method. In periods for which the Company reports a net loss, the Common Stock equivalents are not included, as they would be anti-dilutive.

As of June 30, 2026 and December 31, 2025, shares of Common Stock underlying stock options totaling 74,465 and 74,472, respectively, and no unvested restricted stock awards, were excluded from the calculation of diluted net loss per share because they were anti-dilutive. In addition, 626,199 warrants outstanding as of June 30, 2026 were out of the money and also excluded from the calculation of diluted net loss per share for being anti-dilutive. Convertible debt outstanding during the periods was also excluded from the calculation of diluted net loss per share, as the effect of applying the if-converted method would have been anti-dilutive.

Restricted stock awards can be issued to directors, executives or employees of the Company and are subject to time-based vesting. These unvested shares are excluded from the computation of basic loss per share as these shares are not considered outstanding until vested.

Note 14 - Leases

In June 2024, the Company entered into a non-cancelable operating lease agreement for a facility in Bethesda, Maryland. This lease commenced on July 1, 2024, has a term of 63 months, and has an initial base rent of approximately $7,000 per month  that increases annually by three percent. Under the terms of this lease, the Company is also responsible for their proportionate share of expenses associated with the facility and its premises.

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

The components of lease expense were as follows for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$51,298	$31,468	$102,596	$53,021
Other short-term lease cost	6,180	30,667	29,798	63,668
Total lease cost	$57,478	$62,135	$132,394	$116,689

The following table summarizes the operating lease asset and liabilities recorded as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Operating lease right-of-use asset, net	$630,958	$701,878
Short-term operating lease liabilities	148,808	139,963
Long-term operating lease liabilities	500,910	577,656
Total operating lease liabilities	$649,718	$717,619

Weighted average operating lease term	3.66 years	4.16 years
Weighted average operating lease discount rate	9.51%	9.53%

The following table summarizes future minimum lease commitments as of June 30, 2026:

Year ending December 31,	Operating Leases
2026 (remaining 6 months)	100,885
2027	207,783
2028	$215,950
2029	197,905
2030	42,436
Thereafter	-
Total lease payments	$764,958
Less: imputed interest	(115,240)
Present value of lease liabilities	$649,718

Note 15 - Related Party Transactions

Related parties include entities under common ownership or control with the Company, as well as entities owned, in whole or in part, by the Company’s management, company officers, members of the board of directors, or significant stockholders.

The Company had entered into SAFE agreements with Charles Maddox, the Chief Financial Officer and a stockholder, for proceeds totaling $28,833. On June 18, 2025, in connection with the Business Combination, these SAFE agreements converted into 2,156 (Pre-split) Common Stock shares of the Company.

Pope Technologies LLC is owned by a former member of the Company’s Board of Directors who resigned in March 2026 and, accordingly, was considered a related party during the three and six months ended June 30, 2026. In August 2024, the Company entered into a $1,500,000 purchase order with Pope Technologies LLC for certain products, hardware, installation, programming, subscription, and training services. As of December 31, 2024, $750,000 had been received and recorded as deferred revenue in the accompanying condensed consolidated balance sheets. During the year ended December 31, 2025, the Company delivered the products and recognized $750,000 of revenue from the deferred revenue balance. For the three and six months ended June 30, 2026 and 2025, no revenue was recognized from Pope Technologies LLC. As of June 30, 2026 and December 31, 2025, the Company had an accounts receivable balance of $0 and $78,412, respectively, from Pope Technologies LLC.

Effective January 1, 2022, the Company entered into a customer agreement with PRB Transportation, LLC, a related party owned in part by Charles Maddox, the Company’s Chief Financial Officer and a stockholder, and Jeff Andersen, a stockholder. The Company recognized revenue of $4,898 and $4,254 for the three months ended June 30, 2026 and 2025, respectively, and $9,554 and $8,592 for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company had accounts receivable balances of $1,630 and $2,928, respectively, from PRB Transportation, LLC.

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

Beginning on August 1, 2024, the Company began subleasing an office/warehouse space in Las Vegas, Nevada from Pope Technologies LLC. The term of this sublease is for one year and the rent is $1,280 per month. Pope Technologies LLC is owned by a former director of the Company. In September 2025, the Company paid a one-time fee of $13,610 to terminate the lease. The lease was terminated as of September 30, 2025. Beginning October 1, 2025, the Company entered into a month-to-month lease for the same location at a monthly lease of $5,813. This lease was terminated effective December 31, 2025. During the first quarter of 2026, the Company accrued $17,438 of lease expense related to the property. Upon further evaluation, the Company determined that the accrual was no longer required and reversed the full amount during the second quarter of 2026.

As of June 30, 2026, Edmund Nabrotzky, Chief Executive Officer of the Company, Charles Maddox, Chief Financial Officer and Chief Operating Officer of the Company, and Vijayan Nambiar, Chief Technology Officer of the Company loaned the Company an aggregate of $349,996 and may make additional loans to the Company up to an aggregate amount of $600,000 (collectively, the “Executive Loans”). The Executive Loans have been made, on the terms and conditions of an unsecured, subordinated promissory note (the “Executive Notes”). The Executive Notes accrue interest at a rate of 7.5% per annum, and will be paid in quarterly installments on July 1, 2026, October 1, 2026 with a final payment by December 31, 2026. All of the Company’s obligations and payments under the Executive Notes are subordinated to the Company’s obligations under agreements with 3rd party lenders. As of June 30, 2026, the Company had short-term debt from related parties of $349,996 and accrued interest payable of $10,344 related to the Executive Loans, which was included in interest payable to related parties  in the condensed consolidated balance sheets.

Note 16 – Accrued Expenses

Accrued expenses as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Transaction costs accrued for Cohen Capital Market	$1,003,500	$1,003,500
Board of directors’ fees	1,158,528	780,000
Other	23,919	42,689
Total accrued expenses	$2,185,947	$1,826,189

Note 17 - Inventory

Inventory as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Raw materials	$1,761,277	$1,064,464
Finished goods	203,835	116,106
Shipping costs	96,411	64,066
Inventory in transit	607,177	186,245
Total inventories	$2,668,700	$1,430,881

Note 18 – Commitment and Contingencies

Since September 2025 the Company has been involved in litigation related to the termination of one of its former founders. Refer to the Form 10-K filed with the SEC on March 11, 2026 for a more comprehensive discussion of the matter. There were no material developments in this matter during the periods ended June 30, 2026. The outcome of this legal proceeding is not known or probable at this time; accordingly, no amounts have been accrued for a potential loss.

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

Note 19 - Segment Reporting

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

Revenue by major product and service category for the three and six months ended June 30, 2026 and 2025 is presented in the table below. Product revenue consists primarily of sales of hardware devices, such as bridges, labels, and gateways, which represent the initial step in a customer’s adoption of the Company’s SaaS subscription platform and have contributed significantly to overall revenue growth. Service revenue consists primarily of software subscription services providing access to the Company’s cloud-based platform, as well as related training, support, exclusivity arrangement services, professional services such as onboarding and consulting, and feasibility study reports provided to customers. For the three and six months ended June 30, 2026 and 2025, revenue was generated predominantly from services. All of the Company’s revenue for the periods presented was generated from customers located in the United States.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Services	$12,398	$120,971	$24,612	$473,469
Products	-	5,862	-	5,862
Total Revenue	$12,398	$126,833	$24,612	$479,331

As of June 30, 2026 and December 31, 2025, the Company had total deferred revenue of $1,984,370  and $1,984,550, respectively. Substantially all of the deferred revenue as of June 30, 2026 is expected to be recognized as revenue within the following twelve months.

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

Note 20 – Income Taxes

For the three and six months ended June 30, 2026 and 2025, the Company recorded no income tax expense or benefit due to pre-tax book losses. The Company’s effective tax rate was 0% for both periods, primarily as a result of such losses and the corresponding recognition of deferred tax assets, which are fully offset by a valuation allowance. Based on the weight of available evidence, including the Company’s history of cumulative operating losses, management has concluded that it is more likely than not that its deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets as of June 30, 2026 and December 31, 2025, resulting in a net deferred tax asset balance of $0.

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

The Company accounts for uncertain tax positions in accordance with ASC 740. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on its technical merits. As of June 30, 2026, the Company has determined that no uncertain tax positions exist. Accordingly, no liability for unrecognized tax benefits has been recorded, and no interest or penalties have been accrued. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.

The Company did not make any federal, state, or foreign income tax payments during the three and six months ended June 30, 2026 and 2025. Accordingly, income taxes paid were $0 for all jurisdictions for both periods. Consistent with the Company’s adoption of ASU 2023-09, no disaggregated income taxes paid information is presented as such amounts are immaterial.

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

Note 21 - Subsequent Events

On July 22, 2026, the Company entered into a Securities Purchase Agreement under which investors agreed to invest $6 million through the purchase of 400,000 shares of the Company’s Series AA Convertible Non - Redeemable Preferred Stock, par value $0.0001 per share (“Series AA Preferred Stock”) for an aggregate purchase price of $2 million (the “Series AA Purchase Price”), and 800,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”) for an aggregate purchase price of $4 million (the “Series B Purchase Price”). The transaction creates new preferred stock classes with significant conversion, liquidation, dividend, anti-dilution, and board-designation rights, including the potential for investors to designate a majority of the Board under certain circumstances. The $4 million Series B investment will initially be held in a restricted account and released only after specified conditions, including SEC registration, stockholder approval, and certain stock-price and trading-volume requirements. The agreement also restricts the Company from taking certain financing, debt, corporate-governance, and other actions without investor consent and requires stockholder approval for the issuance of conversion shares and other matters. The Company will enter into registration-rights, voting, and employment agreements, appoint Joseph Risico as a director and Ryan Daiss as President following the Series AA closing, and establish a performance-based equity program for Mr. Daiss. The transaction is also intended to help the Company address Nasdaq listing-compliance deficiencies, while a special committee will evaluate a potential sale of certain operating assets.

On July 27, 2026, the lead investor  delivered a notice of termination (the “Termination Notice”) to the Company terminated the Securities Purchase Agreement entered into on July 22, 2026, under which investors had agreed to purchase the Company’s Series AA and Series B Convertible Preferred Stock. The investor claimed that the Company failed to satisfy certain closing conditions and breached representations and warranties. As a result, the planned financing transactions and related agreements will not proceed unless the parties reach another agreement. The Company disputes the investor’s allegations, and the Company believes it was ready and able to complete the transaction; the Company is evaluating its legal rights and remedies and is also exploring options for its creditors.

On August 6, 2026, the Company received a Nasdaq Staff Determination stating that its common stock would be subject to delisting because the Company failed to regain compliance with Nasdaq’s $50 million minimum market value of listed securities (“MVLS”) requirement by the August 4, 2026 deadline. The Company had previously also been deficient with respect to Nasdaq’s $1.00 minimum bid price requirement and $15 million minimum market value of publicly held shares (“MVPHS”) requirement. The Company regained compliance with the minimum bid price requirement in June 2026, while the MVPHS deficiency remained outstanding. Following receipt of the August 6, 2026 Staff Determination, the Company timely requested a hearing before the Nasdaq Hearings Panel and paid the required $20,000 hearing fee. The hearing request stays the suspension of trading and delisting of the Company’s common stock pending the Hearings Panel’s decision, and the Company’s common stock remains listed on Nasdaq while the appeal is pending. There can be no assurance that the Hearings Panel will determine to continue the listing of the Company’s common stock or that the Company will be able to regain compliance with the applicable Nasdaq listing requirements.

On August 10, 2026, the Company received an additional Nasdaq delisting determination after it failed to regain compliance with the $15 million MVPHS requirement by the August 10, 2026 deadline, in addition to its previously reported failure to satisfy the $50 million MVLS requirement. The Company’s appeal before the Nasdaq Hearings Panel encompasses both the MVLS and MVPHS deficiencies, and the Company’s common stock remains listed on Nasdaq pending the outcome of the appeal. On August 12, 2026, the Company received a Notice of Default and Demand to Assemble Collateral (the “Default Notice”) from counsel to LHT I. According to the Default Notice, the amount due under the Loan Agreement was $1,057,417.37, inclusive of attorneys’ fees and costs. LHT I LLC demanded that the Company surrender the collateral securing the Loan Agreement and indicated that it may pursue foreclosure. The Company expects that any such foreclosure could result in the transfer of a material portion of the Company’s operations and assets.

On August 27, 2026, the Company received a written notification (the “Additional Staff Determination”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) identifying an additional basis for the potential delisting of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), from Nasdaq. As set forth in the Additional Staff Determination, the Company has not yet filed its Quarterly Report on Form 10-Q for the period ended June 30, 2026 (the “Delinquent Filing”), and therefore no longer complies with Nasdaq’s Listing Rules for continued listing. Accordingly, Nasdaq determined that this matter serves as an additional basis for delisting the Company’s securities from The Nasdaq Stock Market.

On September 10, 2026, the Company issued a $550,000 unsecured convertible promissory note (the “H Capital Note”) to H Capital Ventures Management Consultancies Co. LLC, with H Capital providing $500,000 in cash, reflecting a 10% original issue discount. The note bears 8% annual interest, with the first six months of interest accruing immediately, and matures six months after issuance. H Capital may convert the note into Common Stock of the Company, par value $0.0001 at any time, from time to time. The Conversion Price is equal to the lower of $1.50 per share of Common Stock and 90% of the applicable ten Trading Day volume-weighted average price of the Common Stock (the “VWAP”), subject to a $0.50 floor, (the “Floor Price”).  The note includes beneficial ownership and conversion limitations, customary events of default, and a provision reducing the conversion price to $0.01 per share upon an event of default. The Company may prepay the note at any time.

On September 14, 2026, the Company entered into a legally binding and enforceable Binding Summary of Principal Terms (the “Term Sheet”) with BladeRanger Ltd. and Envoy Technologies, Inc. to acquire 100% of Envoy’s outstanding common stock. BladeRanger holds 100% of Envoy’s outstanding capital stock. Blink Charging Co. holds $12.5 million convertible notes in Envoy that will convert  into 20% of Envoy’s equity prior to closing.   At Closing, the Company will issue shares equal to an aggregate of 10,833,333 shares of Common Stock. The consideration issued at Closing includes 233,543 shares Common Stock to BladeRanger and shares of newly authorized Series C Convertible Preferred Stock, of which 2,166,667 shares will be issued to Blink Charging Co. and 8,433,123 shares will be issued to BladeRanger. The Series C Preferred will have a $6.00 stated value per share and generally will convert one-for-one basis into Common Stock automatically upon stockholder approval, subject to a 19.99% conversion limitation. The Closing of the Acquisition is targeted for October 6, 2026, with definitive agreements expected by September 25, 2026, subject to customary closing conditions and required Israeli and Tel Aviv Stock Exchange approvals.  Stockholder approval will be required under applicable Nasdaq rules, for certain share issuances and the change of control, although such approval is not a condition to Closing and is targeted for January 2027. Following closing, BladeRanger will have the right to designate one director and one executive management member, while the Company will assume approximately $700,000 of certain Envoy vehicle lease obligations. BladeRanger’s shares will be subject to a six-month lock-up and Blink’s shares to a 12-month lock-up.

On September 15, 2026, the Company, See ID, Inc., ShoulderUp Technology Acquisition Corp., and Dot Works, Inc. (collectively, the “Debtors”) entered into a Settlement Agreement with LHT I, LLC (the “Lender”) to resolve the defaults and all outstanding obligations owed to the Lender under the Loan Agreement dated December 4, 2025, which had been assigned to the Lender, and the $500,000 Junior Secured Convertible Promissory Note dated June 23, 2026 (the “Phillips Note”), which was originally issued to Phillips Equities & Trust, LLC, an affiliate of the Lender, and subsequently assigned to LHT I, LLC. Pursuant to the Settlement Agreement, LHT I, LLC will convert $924,616 of outstanding principal, together with $132,169.41 of accrued and unpaid interest and $30,000 of attorneys’ fees and costs, totaling $1,086,785, into 2,815,506 shares of Common Stock at a conversion price of $0.386 per share. In addition, See ID, Inc. and Dot Works, Inc. will transfer certain assets to the Lender in full and complete satisfaction and discharge of all obligations under the $500,000 Phillips Note. Upon issuance of the conversion shares and completion of the asset transfer, all remaining obligations of the Debtors under the Loan Agreement and the Phillips Note will be fully satisfied and canceled, all related liens and security interests will be released, and the Lender will release the Debtors from claims arising under the Loan Agreement.

Also on September 15, 2026, the Company appeared before a Nasdaq Hearings Panel and presented a compliance plan addressing its previously disclosed deficiencies with respect to Nasdaq’s $50 million minimum Market Value of Listed Securities requirement, the $15 million minimum market value of publicly held shares requirement, and the Company’s delinquent Quarterly Report on Form 10-Q for the period ended June 30, 2026. The Company’s Common Stock remains listed on Nasdaq under the symbol “DAIC” pending the outcome of the hearing and issuance of the Hearings Panel’s written decision. There can be no assurance that the Hearings Panel will grant the Company’s request for continued listing or that the Company will regain compliance with Nasdaq’s continued listing requirements within any period that may be granted by the Hearings Panel.

Subsequent to June 30, 2026, White Lion Capital exercised approximately $200,000 of warrants, resulting in the issuance of an aggregate of 371,725 shares of the Company’s Common Stock at various exercise prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included in this filing. Some of the information contained in this discussion and analysis, including information regarding our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should carefully consider the substantial risks and uncertainties that could impact our business, results of operations, and financial condition. In particular, we encourage you to review the risks and uncertainties described under “Risks Relating to Our Business and Industry” in our Annual Report on Form 10-K filed with the SEC on March 11, 2026, as well as other risk factors disclosed elsewhere in that filing and in this Quarterly Report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this Form 10-Q or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition, or results of operations. These statements speak only as of their respective dates (unless otherwise indicated), and we undertake no obligation to update or revise them in light of future developments, except as required by law.

Overview

CID Holdco, Inc. (the “Company”, or “CID Holdco”, or “CID”), formerly known as SEE ID Inc., dba Dot AI (the “Legacy Company” or “SEE ID”), was incorporated in Delaware with its headquarters in Las Vegas, Nevada. The Company helps businesses transform their operations by optimizing safety, security, and efficiency of operations through real-time tracking of resources. Through the Company’s extensive research and development initiatives, the Company’s main focus includes areas such as Industrial IoT, Indoor and Outdoor tracking with seamless transitions, Passive RFID (including Bluetooth and 5G), Collision Avoidance, real-time locating system, Dolly Management, and related supported software applications.

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

The Company is headquartered in Las Vegas, NV with our management and administrative staff located in Bethesda, MD for East Coast customer engagements and government lobbying activity. We also manufacture hardware in Puerto Rico through our wholly owned subsidiary Dot Works. Our development team and Design for Manufacturing (“DFM”) capability is built around our Chief Technology Officer (“CTO”) in Worcester, MA and our core software team is in Bangalore, India. However, as part of measures implemented to preserve liquidity while the Company evaluated financing opportunities, effective May 25, 2026, the Company implemented a temporary furlough of its employees and suspended its manufacturing operations. Accordingly, as of June 30, 2026, the Company was not conducting active manufacturing operations. During the furlough period, the Company continued to maintain its executive team, whose members agreed to salary deferrals and reductions, as applicable, together with a limited number of independent contractors primarily based in India to service existing customers and support core initiatives. The Company intends to resume operations and recall employees as liquidity and operational circumstances permit.

Throughout this Quarterly Report, unless otherwise noted or otherwise suggested by context, the “Company”, “we”, “us”, “our” refers to SEE ID and Dot Works, as applicable, prior to the consummation of the Business Combination (as defined below), and CID Holdco, SEE ID, and Dot Works, collectively, after the consummation of the Business Combination.

Reverse Stock Split

On May 29, 2026, the Company effected a 1-for-25 reverse stock split of its common stock, as previously approved by the Company’s stockholders and Board of Directors. The Company’s common stock began trading on a split-adjusted basis on Nasdaq on June 1, 2026. The Reverse Stock Split reduced the Company’s outstanding common shares from approximately 30.26 million shares to approximately 1.21 million shares and did not change the par value or authorized number of shares. All share and per-share amounts presented in the condensed consolidated financial statements and related disclosures have been retrospectively adjusted, where applicable, to reflect the Reverse Stock Split.

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

In connection with the Business Combination, CID Holdco filed a registration statement on Form S-4 (File No. 333-282600) (as amended, the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”). On June 18, 2025, the Registration Statement was declared effective by the SEC. At Closing, the assets and liabilities of Legacy Company were combined with the assets and liabilities ShoulderUp Technology Acquisition Corp on a historical cost basis. All Legacy Company Common Stock was exchanged for Common Stock of the Company based upon the exchange ratio as defined in the Business Combination Agreement as Aggregate Merger Consideration (13,000,000 CID Holdco shares, equivalent to 520,000 shares after giving effect to the Company’s 1-for-25 reverse stock split.) divided by the Company’s Fully Diluted Common Stock (159,915,641, equivalent to approximately 6,396,626 shares after giving effect to the reverse stock split). Stock options of Legacy Company were not exercised and remain outstanding after giving effect to the exchange ratio. In connection with the Business Combination, we incurred transaction costs, settled certain SUAC related party notes through the issuance of common shares, converted SAFE notes into Common Stock of the Company, and raised cash proceeds from PIPE investors. Additional information regarding the Business Combination and Reverse Recapitalization is provided in Note 4 to the condensed consolidated financial statements.

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

General and administrative

General and administrative expenses consist of employee-related costs for executive, finance, legal, human resources, facilities, and certain IT personnel, including salaries, employee benefits and share-based compensation, professional fees for external legal, accounting, recruiting and other consulting services, credit losses, allocated overhead costs, and unallocated lease costs. We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future to support our growth as well as additional costs associated with legal, accounting, compliance, insurance, investor relations, and other areas associated with being a public company. Our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

Interest expense

Interest expense consists primarily of interest incurred for our short-term loans.

Change in fair value of SAFE agreements

The change in the fair value of SAFE agreements represents the unrealized gains or losses resulting from the fluctuations in the estimated fair value of the outstanding SAFE agreements, or reevaluation of updated market conditions and company-specific factors. A SAFE agreements were converted to common shares in 2025.

Results of Operations

Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin

Our total revenue, cost of goods sold, gross profit, and gross margin for the three and six months ended June 30, 2026 and 2025 are summarized as follows:

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue	$12,398	$126,833	$(114,435)	(90.2)%
Cost of goods sold	6,638	67,194	(60,556)	(90.1)%
Gross profit	$5,760	$59,639	$(53,879)	(90.3)%
Gross margin %	46.5%	47.0%

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue	$24,612	$479,331	$(454,719)	(94.9)%
Cost of goods sold	9,304	84,272	(74,968)	(89.0)%
Gross profit	$15,308	$395,059	$(379,751)	(96.1)%
Gross margin %	62.2%	82.4%

Revenue decreased by $114,435, or 90.2%, and $454,719, or 94.9%, for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025. Revenue for the three and six months ended June 30, 2026 was primarily comprised of SaaS subscription revenue generated from the Company’s internally developed software platform, while revenue for the corresponding periods in 2025 was primarily derived from the sale and delivery of hardware products, including bridges, labels and gateways, as well as feasibility studies provided to customers.

Cost of goods sold decreased by $60,556, or 90.1%, and $74,968, or 89.0%, for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025. The decreases were primarily attributable to the lower level of revenue and the related reduction in costs associated with the products and services provided during the periods.

Gross profit decreased by $53,879, or 90.3%, and $379,751, or 96.1%, for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025. Gross margin was 46.5% and 62.2% for the three and six months ended June 30, 2026, respectively, compared to 47.0% and 82.4% for the corresponding periods in 2025. The decreases in gross margin were primarily attributable to changes in the mix of revenue and related costs between the periods.

Research and Development

Research and development expenses for the three and six months ended June 30, 2026 and 2025 are summarized as follows:

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Research and development	$394,769	$181,641	$213,128	117.3%
Percentage of revenue	3,184.1%	143.2%

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Research and development	$1,006,074	$575,505	$430,569	74.8%
Percentage of revenue	4,087.7%	120.1%

Research and development expense increased by $213,128, or 117.3%, and $430,569, or 74.8%, for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025. The increases were primarily driven by higher labor and cloud-related research and development costs, partially offset by lower compliance and testing expenses.

Sales and Marketing

Sales and marketing expenses for the three and six months ended June 30, 2026 and 2025 are summarized as follows:

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Sales and marketing	$373,695	$770,247	$(396,552)	(51.5)%
Percentage of revenue	3,014.2%	607.3%

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Sales and marketing	$1,286,840	$1,452,996	(166,156)	(11.4)%
Percentage of revenue	5,228.5%	303.1%

Sales and marketing expenses decreased by $396,552, or 51.5%, and $166,156, or 11.4%, for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025. The decreases were primarily attributable to lower spending on brand-related marketing activities, events and sponsorships, as well as reduced expenditures for customer relationship management and other marketing software tools.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2026 and 2025 are summarized as follows:

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
General and administrative	$2,099,979	$824,204	$1,275,775	154.8%
Percentage of revenue	16,938.0%	649.8%

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
General and administrative	$4,516,691	$1,441,935	$3,074,756	213.2%
Percentage of revenue	18,351.6%	300.8%

General and administrative expenses increased by $1,275,775, or 154.8%, and $3,074,756, or 213.2%, for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025. The increases were primarily attributable to higher costs associated with operating as a public company, including legal, auditing, accounting and board of director fees, as well as increased labor costs associated with the continued expansion of the Company’s operations.

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

As of June 30, 2026 and December 31, 2025, we had cash of $456,069 and $865,624, respectively, deficits in working capital of $9,475,752 and $1,730,095, respectively, and accumulated deficits of $69,687,375 and $61,451,334, respectively.

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

Before the Company elects to sell shares by issuing a purchase notice, the SEPA represents a purchased put option on the Company’s equity. Once the Company delivers a purchase notice under the SEPA, the related number of shares to be issued constitutes a forward contract to issue shares of Common Stock. As the feature is embedded in an equity host, meets the definition of a derivative, and does not qualify for the equity scope exception under ASC 815, Derivatives and Hedging, it must be bifurcated and accounted for separately as a derivative asset or liability, depending on changes in the underlying stock price relative to the pegged discounted VWAP. The derivative is measured at fair value, with changes in fair value recognized in net income. The fair value of the purchased put option was determined to be de minimis as of June 30, 2026, and therefore was not recorded on the Company’s balance sheet as of that date.

On October 13, December 30, December 31, 2025, and February 10, 2026, the Company delivered purchase notices for 30,000, 500,000, 1,000,000, and 20,000 shares, respectively, at settlement prices of $2.62, $0.32, $0.32, and $0.26 per share, respectively. After giving effect to the Company’s 1-for-25 reverse stock split, these amounts are equivalent to 1,200, 20,000, 40,000, and 800 shares, respectively, at split-adjusted settlement prices of $65.50, $8.00, $8.00, and $6.50 per share, respectively. This resulted in gross proceeds of $78,516, $159,500, $317,000, and $5,164, respectively. The Company issued 30,000 shares in October 2025, 1,000,000 shares in December 2025, 500,000 shares in January 2026, and 20,000 shares in February 2026, equivalent to 1,200, 40,000, 20,000, and 800 shares, respectively, after giving effect to the 1-for-25 reverse stock split. Because the shares were issued to New Circle at prices determined using a discounted VWAP formula, the cash proceeds received were below the fair value of the shares on the respective issuance dates. The Company measured the shares at fair value on the date cash was received and recognized the difference between (i) the fair value of the shares issued and (ii) the proceeds calculated pursuant to the discounted VWAP pricing terms. For the three and six months ended June 30, 2026, the Company recognized losses of $0 and $1,256, respectively, related to share issuances under the New Circle ELOC in the condensed consolidated statements of operations.

On December 5, 2025, the Company entered into a loan agreement with J.J. Astor & Co. (“J.J. Astor”) for up to $5,000,000 in senior secured convertible loans, consisting of an initial $2,000,000 tranche and up to three additional $1,000,000 tranches. The initial tranche was issued as a $2,000,000 convertible note, of which $1,810,000 was funded, net of fees. The note matures on November 30, 2026 and is repayable in twelve monthly installments, consisting of an initial payment of $108,334 followed by eleven monthly payments of approximately $226,515, totaling $2,600,000. Each additional tranche, if funded at the lender’s discretion and subject to specified conditions (including equity line of credit (“ELOC”) availability, Nasdaq listing, minimum stock price, and trading volume requirements), will be issued as a $1,000,000 convertible note with $960,000 funded net of fees and accompanied by a warrant. The Company is required to use proceeds from its ELOC to make monthly payments, with 80% of ELOC proceeds remitted directly to the lender. Certain extraordinary receipts must also be applied toward repayment.

In connection with the initial funding, the Company issued a warrant to purchase 230,770 shares at $1.69 per share, equivalent to approximately 9,231 shares at an exercise price of $42.25 per share after giving effect to the Company’s 1-for-25 reverse stock split. Additional tranches, if funded, would include similar convertible notes and warrants. The agreement also requires the use of ELOC proceeds for repayment, with 80% of such proceeds remitted directly to the lender, and certain extraordinary receipts applied to outstanding balances. See “Derivative Liabilities” below for further discussion of the accounting for the warrant and embedded features.

For the three and six months ended June 30, 2026, the Company paid $794,078 and $1,568,894, respectively, to J.J. Astor. Including the initial repayment of $108,334 in December 2025, the Company had repaid $1,677,228 as of June 30, 2026, leaving an outstanding balance of $922,772. On June 23, 2026, J.J. Astor & Co. entered into a Note Purchase and Assignment Agreement with LHT I, LLC, pursuant to which LHT I, LLC acquired J.J. Astor’s remaining rights and interests under the loan agreement and assumed the related lender obligations under the existing terms. In connection with the assignment, LHT I, LLC paid $924,616 directly to J.J. Astor. Accordingly, the Company recorded the remaining obligation as a short-term loan payable to LHT I, LLC as of June 30, 2026.

On April 17, 2026, the Company entered into a Common Stock Purchase Agreement with White Lion, pursuant to which the Company has the right, but not the obligation, to sell to White Lion from time to time up to an aggregate of $10.0 million of the Company’s common stock during the commitment period, subject to the terms, conditions, and limitations set forth in the agreement. The Company may initiate purchases by delivering either a Rapid Purchase Notice or a VWAP Purchase Notice to White Lion. For each purchase, the Company is required to deliver the applicable shares to White Lion’s designated brokerage account through the Depository Trust Company’s DWAC system. The purchase price and investment amount are determined in accordance with the pricing provisions applicable to the selected purchase mechanism, including, for VWAP purchases, the volume-weighted average market price of the Company’s common stock during the applicable valuation period. Each purchase is subject to customary closing conditions, applicable beneficial ownership limitations, and certain restricted periods during which purchase notices may not be delivered. Generally, White Lion is required to remit the applicable purchase amount to the Company no later than one business day following the applicable purchase notice date or, in the case of a VWAP purchase, the applicable VWAP valuation period. The Company may not deliver a subsequent purchase notice until the prior purchase has closed, unless White Lion waives such restriction in writing.

Throughout June 2026, the Company delivered multiple purchase notices to White Lion and received aggregate proceeds of $640,192 in exchange for the issuance of 329,898 shares of common stock. Because the shares were issued at prices determined using a discounted VWAP formula, the proceeds received were less than the fair value of the shares on the respective issuance dates. Accordingly, the Company measured the shares issued at fair value and recognized the difference between the fair value of the shares and the related cash proceeds as a loss on issuance. For both the three and six months ended June 30, 2026, the Company recognized a loss of $600 related to share issuances under the White Lion ELOC in the condensed consolidated statements of operations. In addition, White Lion had exercised $180,000 of warrants, resulting in the issuance of 65,596 shares of common stock.

In addition, the Company entered into a note purchase agreement pursuant to which White Lion agreed to purchase senior secured convertible promissory notes with an aggregate principal amount of up to $2.875 million, reflecting a 20% original issue discount on aggregate cash proceeds of up to $2.3 million. The notes are secured by substantially all of the Company’s assets, and are convertible into common stock at a discount to the market price, subject to further reductions in the conversion price upon certain events of default. In connection with the financing, White Lion is also entitled to commitment shares valued at $120,000 and warrants to purchase up to $2.0 million of common stock at an exercise price equal to 99% of the closing market price on the trading day immediately preceding the applicable exercise date. Aggregate share issuances under the agreements are subject to a 19.99% cap on the Company’s outstanding common stock unless stockholder approval is obtained.

As of June 30, 2026, White Lion had funded $690,000 to the Company under the convertible note arrangement, net of $172,500 of issuance costs.

As of June 30, 2026, Edmund Nabrotzky, Chief Executive Officer of the Company, Charles Maddox, Chief Financial Officer and Chief Operating Officer of the Company, and Vijayan Nambiar, Chief Technology Officer of the Company loaned the Company an aggregate of $349,996 and may make additional loans to the Company up to an aggregate amount of $600,000 (collectively, the “Executive Loans”). The Executive Loans have been made, on the terms and conditions of an unsecured, subordinated promissory note (the “Executive Notes”). The Executive Notes accrue interest at a rate of 7.5% per annum, and will be paid in quarterly installments on July 1, 2026, October 1, 2026 with a final payment by December 31, 2026. All of the Company’s obligations and payments under the Executive Notes are subordinated to the Company’s obligations under the loan agreement with J.J. Astor & Co.

For additional information regarding events subsequent to June 30, 2026, refer to Subsequent event (Note 21) in the condensed consolidated financial statements.

Cash Flows

Comparison of six months ended June 30, 2026 and 2025

The following table shows a summary of the cash flow for the periods presented:

	For the Six Months Ended June 30,
	2026	2025
Net cash (used in) operating activities	$(1,706,742)	$(6,392,742)
Net cash (used in) investing activities	(39,296)	(743,798)
Net cash provided by financing activities	$1,336,483	$12,908,154

Operating Activities

Our primary uses of cash in operating activities include employee-related expenditures, sales and marketing activities, inventory purchases, and research and development activities. We have historically supplemented our liquidity and working capital through proceeds from the issuance of equity securities and borrowings.

Net cash used in operating activities was $1.7 million for the six months ended June 30, 2026, compared to $6.4 million for the six months ended June 30, 2025.

For the six months ended June 30, 2026, net cash used in operating activities consisted of a net loss of $8.2 million, partially offset by net non-cash adjustments of $1.2 million and a $5.3 million net source of cash from changes in operating assets and liabilities. Non-cash adjustments primarily included depreciation expense of $0.3 million, amortization of debt origination fees of $0.3 million, $0.3 million of interest expense, $0.1 million of shares issued for debt origination fees, and $0.1 million of shares issued for services. Changes in operating assets and liabilities were primarily attributable to a $3.6 million decrease in accounts receivable and a $2.5 million increase in accounts payable, partially offset by a $1.2 million increase in inventory.

For the six months ended June 30, 2025, net cash used in operating activities consisted of a net loss of $30.1 million, partially offset by net non-cash adjustments of $19.9 million and a $3.8 million net source of cash from changes in operating assets and liabilities. Non-cash adjustments were primarily attributable to a $17.4 million change in the fair value of SAFE notes and a $5.7 million loss on debt extinguishment, partially offset by a $3.3 million adjustment related to the reverse recapitalization transaction. Changes in operating assets and liabilities were primarily attributable to a $3.9 million increase in accrued taxes and a $1.0 million increase in accrued expenses, partially offset by decreases in accounts payable and other working capital changes.

The decrease in net cash used in operating activities in 2026 compared to 2025 was primarily attributable to the lower net loss and favorable changes in working capital, particularly collections of accounts receivable and increases in accounts payable.

Investing Activities

Net cash used in investing activities was $39,296 for the six months ended June 30, 2026, compared to $743,798 for the six months ended June 30, 2025, representing a decrease of $704,502, or 94.7%.

For the six months ended June 30, 2026, net cash used in investing activities consisted entirely of $39,296 of capitalized software development costs related to qualifying development activities, including costs associated with version 4 of the Company’s internally developed software.

For the six months ended June 30, 2025, net cash used in investing activities consisted of $636,598 of capitalized software development costs and $107,200 of purchases of property and equipment. The decrease in cash used in investing activities was primarily attributable to lower capitalized software development costs and the absence of property and equipment purchases during the six months ended June 30, 2026.

Financing Activities

Net cash provided by financing activities was $1.3 million for the six months ended June 30, 2026, compared to $12.9 million for the six months ended June 30, 2025.

For the six months ended June 30, 2026, net cash provided by financing activities was primarily attributable to $1.2 million of proceeds from short-term loans, $0.6 million of proceeds from the issuance of common stock, $0.3 million of proceeds from short-term loans from related parties, and $0.2 million of proceeds from warrant exercises, partially offset by $1.0 million of repayments of short-term loans.

For the six months ended June 30, 2025, net cash provided by financing activities was primarily attributable to $10.8 million of proceeds from PIPE investments, $5.6 million of proceeds from trust accounts, and $2.85 million of proceeds from short-term loans. These cash inflows were partially offset by $5.0 million used to purchase common stock and $1.4 million used to repay bridge loans.

The decrease in net cash provided by financing activities for the six months ended June 30, 2026 compared to the corresponding period in 2025 was primarily attributable to the absence of PIPE investment and trust account proceeds received in 2025, partially offset by proceeds from short-term borrowings, common stock issuances, and warrant exercises in 2026.

Contractual Obligations and Commitments

Our estimated future obligations consist of leases and non-cancellable purchase commitments as of June 30, 2026. For additional discussion on our leases and other commitments, refer to Note 14  – Leases and Note 18  – Commitments and Contingencies to our condensed consolidated financial statements for the three and six months ended June 30, 2026 included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures. Actual results may differ from those estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 11, 2026. Refer to the section titled “Critical Accounting Policies and Estimates” included in that filing for a discussion of our significant judgments and estimates.

Recently Issued and Adopted Accounting Pronouncements

We describe the recently issued accounting pronouncements that apply in Note 2 of the condensed consolidated financial statements as of and for the three and six months ended June 30, 2026.

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

Under the supervision and with the participation of our current management, including our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026. Based on this evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2026 because of certain material weaknesses in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of June 30, 2026 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Please refer to “Note 17 – Commitments and Contingencies in “ for the year ended December 31, 2025, “Part II, Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2025, and “Part. II, Item 1. Legal Proceedings” and “Note 17 — Commitments and Contingencies” in “Part I, Item 1. Financial Statements” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and “Note 17 — Commitments and Contingencies” and “Note 21 –Subsequent Events” in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for information regarding material pending legal proceedings. Except as set forth therein, there have been no new material legal proceedings and no material developments in any of our previously disclosed legal proceedings.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in our Form 10-K filed on March 11, 2026, other than as provided below. Any of these factors could have a material adverse effect on our results of operations or financial condition. Additional risks not currently known to us or that we presently consider immaterial may also adversely affect our business or results of operations.

The issuance of shares of our Common Stock and Series C Convertible Nonredeemable Preferred Stock to Blade Ranger and Blink under the Term Sheet and the issuance of shares of Common Stock upon conversion of the H Capital Note will dilute the ownership interest of our existing stockholders.

We have entered into the binding Term Sheet to acquire 100% of Envoy’s outstanding common stock in consideration for which the Company will issue shares equal to an aggregate of 10,833,333 shares of Common Stock consisting of 233,543 shares Common Stock to BladeRanger and shares of newly authorized Series C Convertible Preferred Stock, of which 2,166,667 shares will be issued to Blink Charging Co. and 8,433,123 shares will be issued to BladeRanger. The Series C Preferred has a $6.00 stated value per share and generally will convert one-for-one basis into Common Stock automatically upon stockholder approval, subject to a 19.99% conversion limitation. In connection with the Term Sheet, we issued the H Capital Note that is convertible into shares of our Common Stock subject to a 19.99% conversion limitation and other beneficial ownership limitations. Accordingly, the transaction to acquire Envoy and the conversion of the H Capital Note will result in dilution to the holders of our Common Stock, and such dilution could cause the trading price of our Common Stock to decline.

The conversion of the Series C Preferred and the H Capital Note issued in connection with the Envoy transaction are contingent upon us obtaining stockholder approval pursuant to Nasdaq Rule 5635 (“Stockholder Approval”). If we do not obtain the Stockholder Approval, these securities may never become issuable and/or exercisable.

Until receipt of Stockholder Approval under Nasdaq Rule 5635, the Series C Preferred and H Capital Note will be convertible into no more than an aggregate of 19.99% of our outstanding Common Stock as of the date of issuance (if at all). Accordingly, the Company has agreed to duly call, give notice of, convene, and hold a stockholder meeting (the “Stockholder Meeting”) as soon as reasonably practicable, for the purposes of obtaining Stockholder Approval. If Stockholder Approval is not obtained at the first Stockholder Meeting, the Company is obligated to cause an additional Stockholder Meeting to be no less frequently than once every three months, until Stockholder Approval is obtained.

There are no assurances that our Common Stock will remain listed on Nasdaq, which could have a material adverse effect on the liquidity of our Common Stock.

The Company’s Common Stock is listed on the Nasdaq Global Market. On February 5, 2026, the Company received a deficiency notice from Nasdaq indicating that its Common Stock did not meet the minimum bid price and minimum market value of listed securities continued listing requirements. The Company received an additional deficiency notice from Nasdaq on February 10, 2026 indicating that its Common Stock did not meet the minimum publicly held share value requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) and 5810(c)(3)(C), the Company had 180 calendar days, or until August 4, 2026, to regain compliance with each requirement. Additionally, in accordance with Nasdaq Listing Rule 5810(c)(3)(D) the Company had 180 calendar days, or until August 10, 2026 to regain compliance with the minimum publicly held share value requirement. On August 27, 2026, the Company received a written notification from Nasdaq identifying an additional basis for the potential delisting of the Company’s Common Stock, from Nasdaq because the Company had not yet filed its Annual Report on Form 10-Q for the period ended June 30, 2026. Accordingly, Nasdaq determined that such matter served as an additional basis for delisting the Company’s securities from Nasdaq.

On June 23, 2026, the Company received formal written notice from Nasdaq indicating that the Company had regained compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Market, because the closing bid price of the Common Stock had been $1.00 per share or greater for the last 12 consecutive business days from June 8, 2026 to June 22, 2026. The Company, however, did not regain compliance with the minimum market value of listed securities by the August 4, 2026 deadline or the minimum publicly held share value requirement by the August 10, 2026 deadline. Nasdaq, therefore, determined that these matters served as bases for delisting the Company’s securities.

The Company timely requested a hearing before the Nasdaq Hearings Panel (the “Hearings Panel”) with respect to the determination relating to the minimum market value of listed securities and paid the applicable $20,000 hearing fee (the “Hearing”). The Hearing request stayed the suspension of the Company’s securities and the filing of a Form 25-NSE with the Securities and Exchange Commission pending the issuance of a written decision by the Hearings Panel. The Hearings Panel will consider deficiency relating to the minimum publicly held share value requirement in its decision regarding the Company’s continued listing on Nasdaq at the Hearing. Additionally, the Company had the right to appeal the delisting determination based on its delinquent filing by requesting a hearing before the Hearings Panel. Under Nasdaq Listing Rule 5815(a)(1)(B), a hearing request regarding a delinquent filing stays the suspension of the Company’s securities for a period of 15 days from the date of the request, unless the Company specifically requests, and the Hearings Panel grants, a further stay. The Company timely requested an extended stay of the suspension and to present its views with respect to the delinquent filing deficiency, including its plan to complete the delinquent filing, to the Hearings Panel at the Hearing.

On September 15, 2026, the Company appeared before a Nasdaq Hearings Panel (the “Hearings Panel”) and presented a compliance plan (the “Compliance Plan”) addressing the previously disclosed deficiencies in Nasdaq’s continued listing requirements for failure to satisfy the minimum market value of listed securities requirement of $50 million pursuant to Nasdaq Listing Rule 5450(b)(2)(A), the minimum market value of publicly held shares of $15 million required under Nasdaq Listing Rule 5450(b)(2)(C), and the Company’s failure to file its Quarterly Report on Form 10-Q for the period ended June 30, 2026.

There can be no assurance that the Hearings Panel will decide in the Company’s favor with respect to the Nasdaq Staff determinations, the Compliance Plan or any other matter. The Hearings Panel’s decision will determine the future of trading of the Common Stock on Nasdaq. The Common Stock remains listed on Nasdaq pending the outcome of the Hearing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the three and six months ended June 30, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporation
No.	Description of Exhibit	By Reference
2.1+	Business Combination Agreement by and among ShoulderUp Technology Acquisition Corp., CID Holdco, Inc., ShoulderUp Merger Sub, Inc., SEI Merger Sub, Inc., and SEE ID, Inc., dated as of March 18, 2024 (incorporated by reference to Exhibit 2.1 of the CID Holdco, Inc.’s Registration Statement on Form S-4, filed with the SEC on January 15, 2025).	Incorporated by reference
3.1	Amended and Restated Certificate of Incorporation of CID Holdco, Inc. (incorporated by reference to Exhibit 3.1 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on June 26, 2025.)	Incorporated by reference
3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of the Company, filed on May 27, 2026 (incorporated by reference to Exhibit 3.1 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on May 28, 2026.)
3.2	Bylaws of CID Holdco, Inc. (incorporated by reference to Exhibit 3.2 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on June 26, 2025.)	Incorporated by reference
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of CID Holdco’s Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 11, 2026)	Incorporated by reference
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.5 of CID Holdco, Inc.’s Registration Statement on Form S-4, filed with the SEC on January 15, 2025).	Incorporated by reference
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.6 of CID Holdco, Inc.’s Registration Statement on Form S-4, filed with the SEC on January 15, 2025).	Incorporated by reference
4.4	Existing Warrant Agreement, dated November 16, 2021, by and between ShoulderUp Technology Acquisition Corp and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 of CID Holdco, Inc.’s Registration Statement on Form S-4, filed with the SEC on January 15, 2025).	Incorporated by reference
4.5	Warrant Assumption and Assignment Agreement, dated as of June 18, 2025. (incorporated by reference to Exhibit 4.4 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on June 26, 2025).	Incorporated by reference
10.1	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.8 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on June 26, 2025).	Incorporated by reference
10.2*	Registration Rights and Lock-up Agreement by and among CID Holdco, Inc., and certain parties listed therein, dated as of June 18, 2025 (incorporated by reference to Exhibit 10.10 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on June 26, 2025).	Incorporated by reference
10.3*	Amendment to the CID HoldCo Inc. 2024 Equity Incentive Plan	Filed herewith
10.4*	Note Purchase Agreement, dated as of June 23, 2026 between CID HoldCo, Inc., and SEE ID, Inc., and DOT Works, Inc. and Phillips Equities & Trust, LLC.	Filed herewith
10.5*	Junior Secured Convertible Promissory Note, dated June 26, 2026 issued to Phillips Equities & Trust, LLC	Filed herewith
10.6*	Registration Rights Agreement dated June 26, 2026 between CID HoldCo, Inc. and Phillips Equities & Trust, LLC	Filed herewith
10.7	Binding Summary of Principal Terms, dated September 14, 2026, by and among CID HoldCo, Inc., BladeRanger Ltd. and Envoy Technologies, Inc. (incorporated by reference to Exhibit 10.1 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on September 16, 2026).	Incorporated by reference
10.8	Convertible Promissory Note, dated September 10, 2026, issued by CID HoldCo, Inc. to H Capital Ventures Management Consultancies Co. LLC. (incorporated by reference to Exhibit 10.2 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on September 16, 2026)	Incorporated by reference
10.9+	Settlement Agreement, dated September 15, 2026, by and among LHT I, LLC, CID HoldCo, Inc., See ID, Inc., ShoulderUp Technology Acquisition Corp. and Dot Works, Inc. (incorporated by reference to Exhibit 10.3 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on September 16, 2026)	Incorporated by reference
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of CID Holdco’s Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 11, 2026)	Incorporated by reference
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CID HOLDCO, INC.

Date: September 25, 2026

/s/ Edmund Nabrotzky
Name:	Edmund Nabrotzky
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Charles Maddox
Name:	Charles Maddox
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)