Form 10-Q/A
period 2026-06-30
CID Holdco, Inc.
filed 2026-10-02
CIK 2033770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

CID HoldCo, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 that was filed with the U.S. Securities and Exchange Commission on September 25, 2026 (the “Original Report”) solely to correct the cover page check box erroneously indicating that the Company had not filed all reports required to be filed during the preceding 12 months. This Amendment contains only the cover page, this explanatory note, the exhibit index, the signature page and the new certifications (as further explained in the last paragraph of this explanatory note). Except for the foregoing, no other changes have been made to the Original Report, and this Amendment does not amend, update, or modify any other part of the Original Report, including the financial statements or disclosures therein. The Original Report continues to speak as of the date of the Original Report, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by the Company’s principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, which are being filed as exhibits to this Form 10-Q/A. As no financial statements are included in this Amendment nor does this Amendment contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, the Company is not including paragraphs 3, 4 or 5 of the certifications by the Company’s principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 in Exhibits 31.3 and 31.4. As no financial statements are included in this Amendment, this Amendment does not contain certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporation
No.	Description of Exhibit	By Reference
2.1+	Business Combination Agreement by and among ShoulderUp Technology Acquisition Corp., CID Holdco, Inc., ShoulderUp Merger Sub, Inc., SEI Merger Sub, Inc., and SEE ID, Inc., dated as of March 18, 2024 (incorporated by reference to Exhibit 2.1 of the CID Holdco, Inc.’s Registration Statement on Form S-4, filed with the SEC on January 15, 2025).	Incorporated by reference
3.1	Amended and Restated Certificate of Incorporation of CID Holdco, Inc. (incorporated by reference to Exhibit 3.1 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on June 26, 2025.)	Incorporated by reference
3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of the Company, filed on May 27, 2026 (incorporated by reference to Exhibit 3.1 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on May 28, 2026.)	Incorporated by reference
3.2	Bylaws of CID Holdco, Inc. (incorporated by reference to Exhibit 3.2 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on June 26, 2025.)	Incorporated by reference
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of CID Holdco’s Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 11, 2026)	Incorporated by reference
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.5 of CID Holdco, Inc.’s Registration Statement on Form S-4, filed with the SEC on January 15, 2025).	Incorporated by reference
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.6 of CID Holdco, Inc.’s Registration Statement on Form S-4, filed with the SEC on January 15, 2025).	Incorporated by reference
4.4	Existing Warrant Agreement, dated November 16, 2021, by and between ShoulderUp Technology Acquisition Corp and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 of CID Holdco, Inc.’s Registration Statement on Form S-4, filed with the SEC on January 15, 2025).	Incorporated by reference
4.5	Warrant Assumption and Assignment Agreement, dated as of June 18, 2025. (incorporated by reference to Exhibit 4.4 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on June 26, 2025).	Incorporated by reference
10.1	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.8 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on June 26, 2025).	Incorporated by reference
10.2	Registration Rights and Lock-up Agreement by and among CID Holdco, Inc., and certain parties listed therein, dated as of June 18, 2025 (incorporated by reference to Exhibit 10.10 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on June 26, 2025).	Incorporated by reference
10.3	Amendment to the CID HoldCo Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of CID Holdco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on September 25, 2026).	Incorporated by reference
10.4	Note Purchase Agreement, dated as of June 23, 2026 between CID HoldCo, Inc., and SEE ID, Inc., and DOT Works, Inc. and Phillips Equities & Trust, LLC (incorporated by reference to Exhibit 10.4 of CID Holdco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on September 25, 2026).	Incorporated by reference
10.5	Junior Secured Convertible Promissory Note, dated June 26, 2026 issued to Phillips Equities & Trust, LLC (incorporated by reference to Exhibit 10.5 of CID Holdco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on September 25, 2026).	Incorporated by reference
10.6	Registration Rights Agreement dated June 26, 2026 between CID HoldCo, Inc. and Phillips Equities & Trust, LLC (incorporated by reference to Exhibit 10.6 of CID Holdco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on September 25, 2026).	Incorporated by reference

10.7	Binding Summary of Principal Terms, dated September 14, 2026, by and among CID HoldCo, Inc., BladeRanger Ltd. and Envoy Technologies, Inc. (incorporated by reference to Exhibit 10.1 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on September 16, 2026).	Incorporated by reference
10.8	Convertible Promissory Note, dated September 10, 2026, issued by CID HoldCo, Inc. to H Capital Ventures Management Consultancies Co. LLC. (incorporated by reference to Exhibit 10.2 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on September 16, 2026)	Incorporated by reference
10.9+	Settlement Agreement, dated September 15, 2026, by and among LHT I, LLC, CID HoldCo, Inc., See ID, Inc., ShoulderUp Technology Acquisition Corp. and Dot Works, Inc. (incorporated by reference to Exhibit 10.3 of CID Holdco, Inc.’s Current Report on Form 8-K, filed with the SEC on September 16, 2026)	Incorporated by reference
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of CID Holdco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on September 25, 2026).	Incorporated by reference
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 of CID Holdco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on September 25, 2026)	Incorporated by reference
31.3*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.4*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of CID Holdco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on September 25, 2026)	Incorporated by reference.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of CID Holdco, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on September 25, 2026)	Incorporated by reference.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of CID Holdco’s Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 11, 2026)	Incorporated by reference
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

+	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CID HOLDCO, INC.

Date: October 2, 2026

/s/ Edmund Nabrotzky
Name:	Edmund Nabrotzky
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Charles Maddox
Name:	Charles Maddox
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

3